Form 10QSB
period 2001-12-31
RESERVE BANCORP INC
filed 2002-03-20
CIK 1163542

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                          Commission File Number 000-49696

                              RESERVE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                                23-3102103
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
        or organization)                         Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                    15212
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (412) 322-6107
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes                         X     No
                  ------------                     -------------

As of March 14, 2002, there were no shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                                Yes                        X       No
                  ------------                       ------------

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                  Page(s)
-------                                                                  -------

FINANCIAL INFORMATION - Not Applicable.........................................3

PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings.................................................4

Item 2.      Changes in Securities.............................................4

Item 3.      Defaults Upon Senior Securities...................................4

Item 4.      Submission of Matters to a Vote of Security Holders...............4

Item 5.      Other Information.................................................4

Item 6.      Exhibits and Reports on Form 8-K..................................4

Signatures.....................................................................5

                             PART I - NOT APPLICABLE


The information as required by Part 1 of the Form 10-QSB has been omitted because the conversion from the mutual to stock form of ownership (the "Conversion"), as described in the Form SB-2 (File no. 333-75212), has not yet occurred. It is anticipated that the Conversion will be completed in late March or early April 2002.

                                OTHER INFORMATION


Part II.

Item 1.      Legal Proceedings
             -----------------
                    None

Item 2.      Change in Securities
             --------------------
                    Not Applicable

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                    Not Applicable

Item 5.      Other Information
             -----------------
                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
                 99           Financial Statements of Mt. Troy Savings Bank, FSB

                              No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RESERVE BANCORP, INC.


Date:        March 18, 2002               By    /s/Richard A. Sinewe
             --------------------------         --------------------------------
                                                Richard A. Sinewe
                                                (President and Director)

Date:        March 18, 2002               By    Robert B. Kastan
             --------------------------         --------------------------------
                                                Robert B. Kastan
                                                (Treasurer/Controller)