Form 10QSB
period 2002-03-31
RESERVE BANCORP INC
filed 2002-05-14
CIK 1163542

10QSB
                                   Form 10QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2002

[ ]  TRANSITION  REPORT   PURSUANT   TO  SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   -----------

                         Commission File Number 0-49696

                              RESERVE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                   Pennsylvania                            23-3102103
   --------------------------------------------      ----------------------
  (State or other jurisdiction of incorporation        (I.R.S. Employer
                    or organization)                 Identification Number)

   2000 Mt. Troy Road, Pittsburgh, Pennsylvania              15212
   --------------------------------------------            ---------
  (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code:  (412) 322-6107
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

                                   Yes                    X     No
                           -------                    ---------

As of May 13, 2002, there were 757,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                                   Yes                    X     No
                           -------                    ---------

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                                              Page(s)
-------                                                                                              -------

FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of March 31, 2002
       (Unaudited) and September 30, 2001, as restated.....................................................3

     Consolidated Statements of Income - (Unaudited) for the three and six months ended March 31, 2002 and 2001.......................................................................4

     Consolidated Statements of Cash Flows - (Unaudited)
       for the six months ended March 31, 2002 and 2001....................................................5

     Notes to (unaudited) consolidated financial statements................................................7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................................8

PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................12

Item 2.      Changes in Securities........................................................................12

Item 3.      Defaults Upon Senior Securities..............................................................12

Item 4.      Submission of Matters to a Vote of Security Holders..........................................12

Item 5.      Other Information............................................................................12

Item 6.      Exhibits and Reports on Form 8-K.............................................................12

Signatures................................................................................................13

                                      (2)

                           MT. TROY SAVINGS BANK, FSB

                        STATEMENTS OF FINANCIAL CONDITION



                                                                        March 31,         September 30,
                                                                         2002                 2001
                                                                       (UNAUDITED)        (As Restated)
                                                                      ------------       --------------
                                  ASSETS

Cash and cash equivalents
      Interest bearing                                                $ 4,854,922         $   796,703
      Non-interest bearing                                                241,240             263,253
Interest-bearing deposits in other banks                                  696,520             400,000
Securities held-to-maturity (estimated fair value of
      $5,268,790 and $2,177,533)                                        5,253,738           2,161,455
Mortgage-backed securities held-to-maturity (estimated
      fair value of $180,599 and $225,337)                                186,523             223,531
Securities available-for-sale, at fair value                            1,176,495           1,644,952
Mortgage-backed securities available-for-sale, at fair value              214,269             316,831
Loans, net                                                             35,970,365          37,731,075
Federal Home Loan Bank stock, at cost                                     312,600             312,600
Accrued interest receivable                                               284,947             296,496
Premises and equipment, net                                               283,401             243,760
Prepaid expenses                                                          222,813              44,136
Deferred income taxes                                                     124,828             119,450
                                                                      -----------         -----------

      TOTAL ASSETS                                                    $49,822,661         $44,554,242
                                                                      ===========         ===========


                         LIABILITIES AND RETAINED EARNINGS

Deposits                                                              $43,833,425         $39,037,658
Advances from borrowers for taxes and insurance                           369,500              83,372
Accrued interest payable                                                  141,403             179,177
Other liabilities                                                          90,531              90,127
                                                                      -----------         -----------

      TOTAL LIABILITIES                                                44,434,859          39,390,334
                                                                      -----------         -----------

Commitments and contingencies

Retained earnings                                                       5,381,602           5,150,151
Accumulated other comprehensive income, net of
      applicable income taxes of $4,414 and $9,796                          6,200              13,757
                                                                      -----------         -----------

      TOTAL RETAINED EARNINGS                                           5,387,802           5,163,908
                                                                      -----------         -----------

      TOTAL LIABILITIES AND RETAINED EARNINGS                         $49,822,661         $44,554,242
                                                                      ===========         ===========

See accompanying notes to the unaudited financial statements

                                      (3)

                           MT. TROY SAVINGS BANK, FSB

                        STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended                     Six Months Ended
                                                             March 31,                            March 31,
                                                        2002             2001                2002              2001
                                                      ---------        --------          -----------        ----------

INTEREST AND DIVIDEND INCOME
      Loans                                           $696,265         $659,401          $1,429,924         $1,333,379
      Investments                                       71,384           71,526             126,943            141,370
      Mortgaged-backed securities                        7,434           11,581              16,783             25,161
      Interest-earning demand deposits                  19,138           13,344              26,794             30,955
      FHLB stock                                         2,999            4,015               7,999              9,615
                                                      --------         --------          ----------         ----------

                                                       797,220          759,867           1,608,443          1,540,480
                                                      --------         --------          ----------         ----------

INTEREST EXPENSE
      Deposits                                         393,337          417,115             809,782            836,066
      Advances from Federal Home Loan Bank                   -                -                   -              6,495
                                                      --------         --------          ----------         ----------

                                                       393,337          417,115             809,782            842,561
                                                      --------         --------          ----------         ----------

                 NET INTEREST INCOME                   403,883          342,752             798,661            697,919

PROVISION FOR LOAN LOSSES                                4,500            4,500               9,000              9,000
                                                      --------         --------          ----------         ----------

                 NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES           399,383          338,252             789,661            688,919
                                                      --------         --------          ----------         ----------

NONINTEREST INCOME
      Service charges and other fees                    38,202           27,995              74,600             48,548
      Income from real estate rental                     1,200            1,200               2,400              2,075
      Gain on sale of investments                            -            5,300                   -             20,800
                                                      --------         --------          ----------         ----------

                                                        39,402           34,495              77,000             71,423
                                                      --------         --------          ----------         ----------

NONINTEREST EXPENSE
      Compensation and benefits                        131,617          119,677             250,872            225,267
      Occupancy and equipment expense                   28,969           30,051              57,025             58,059
      Federal insurance premiums                         4,764            3,619              11,547              9,129
      Service bureau expense                            28,300           25,101              54,374             49,515
      Other                                             65,662           65,886             130,124            141,192
                                                      --------         --------          ----------         ----------

                                                       259,312          244,334             503,942            483,162
                                                      --------         --------          ----------         ----------

                 INCOME BEFORE INCOME TAX              179,473          128,413             362,719            277,180

INCOME TAX EXPENSE                                      64,952           48,432             131,268            101,142
                                                      --------         --------          ----------         ----------

                 NET INCOME                           $114,521         $ 79,981          $  231,451         $  176,038
                                                      ========         ========          ==========         ==========

See accompanying notes to the unaudited financial statements

                                      (4)

                           MT. TROY SAVINGS BANK, FSB

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              March 31,
                                                                        2002            2001
                                                                     -----------      ---------

OPERATING ACTIVITIES
Net income                                                             $231,451       $ 176,038
Adjustments to reconcile change in net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                               (42,409)        (23,327)
           Premiums and discounts on investment securities               (5,279)           (102)
      Provision for loan losses                                           9,000           9,000
      Depreciation and amortization of premises and equipment            23,039          25,622
      Net gain on sales of securities available-for-sale                      -         (20,800)
      (Increase) decrease in:
           Accrued interest receivable                                   11,549          (4,281)
           Prepaid expenses                                            (178,677)        (51,460)
      Increase (decrease) in:
           Other liabilities                                            (37,370)        (29,998)
                                                                     -----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                11,304          80,692
                                                                     -----------      ----------

INVESTING ACTIVITIES
      Purchases of interest-bearing deposits in other banks            (396,520)       (200,000)
      Proceeds from maturities of interest-bearing deposits
           in other banks                                               100,000         297,000
      Proceeds from maturities and calls of
           securities held-to-maturity                                  749,477               -
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                   36,326          29,754
      Purchases of securities held-to-maturity                       (3,836,431)       (901,791)
      Proceeds from sales of securities available-for-sale                    -         124,675
      Proceeds from maturities and calls of
           securities available-for-sale                                460,000         250,000
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale                 98,716          17,488
      Purchases of securities available-for-sale                              -         (75,260)
      Purchases of premises and equipment                               (62,680)        (12,370)
      Net loan originations and principal repayments on loans         1,794,119         434,730
                                                                     -----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                (1,056,993)        (35,774)
                                                                     -----------      ----------

See accompanying notes to the unaudited financial statements

                                      (5)

                           MT. TROY SAVINGS BANK, FSB

                                                                             Six Months Ended
                                                                                 March 31,
                                                                          2002              2001
                                                                      ------------      -----------

FINANCING ACTIVITIES
      Net decrease in FHLB advances                                             -        (1,450,000)
      Net increase in deposits                                          4,795,767         1,561,779
      Net increase in advances from borrowers
           for taxes and insurance                                        286,128           217,248
                                                                      -----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               5,081,895           329,027
                                                                      -----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,036,206           373,945

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,059,956           988,608
                                                                      -----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 5,096,162         1,362,553
                                                                      ===========        ==========


SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings            $   847,555           821,268
                                                                      ===========        ==========

      Income taxes                                                    $    70,325           148,641
                                                                      ===========        ==========

See accompanying notes to the unaudited financial statements

                                      (6)

                          MT. TROY SAVINGS BANK, F.S.B.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10 - QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period.

NOTE B - MUTUAL TO STOCK CONVERSION

On April 5, 2002, the Bank completed its mutual-to-stock conversion (the "Conversion"). In connection with the Conversion, Reserve Bancorp, Inc., a Pennsylvania chartered corporation, sold 757,500 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became a wholly-owned subsidiary of Reserve Bancorp, Inc. and changed its name to Mt. Troy Bank.

The common stock of Reserve Bancorp, Inc. began trading on the OTC Bulletin Board on April 8, 2002 under the symbol "RSVB."



                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Our results of operations are primarily dependent upon our net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities, and investments, and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest income, such as loan-related fees and fees on deposit-related services, and the provision for loan losses.

The Management Discussion and Analysis section of this Form 10-QSB contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time.

Changes in Financial Condition

Our total assets of $49,823,000 at March 31, 2002, are reflective of an increase of $5,269,000 or 11.8% as compared to $44,554,000 at September 30, 2001. The increase in total assets was due to increases in interest bearing cash and deposits with other financial institutions, securities held-to-maturity and prepaid expenses, partially offset by decreases in investment securities available-for-sale, loans receivable, and mortgage backed securities.

The increase in the liabilities was primarily due to increases in savings deposits and advances from borrowers for taxes and insurance. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $5,096,000, an increase of $4,036,000 or 380.8% as compared to $1,060,000 at September 30, 2001. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank resulting from the deposit of subscription funds received in connection with the Bank's mutual-to-stock conversion during the quarter ended March 31, 2002.

Investment Securities. Investment securities totaled $6,430,000 at March 31, 2002, an increase of $2,624,000 or 68.9%, as compared to $3,806,000 at September 30, 2001. This was primarily a result of purchases of $3.8 million of commercial paper and municipal securities, offset by the proceeds from maturities, calls and payments totaling $1.2 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $401,000 at March 31, 2002, a decrease of $139,000 or 25.7%, as compared to $540,000 at September 30, 2001. The decrease was due to principal payments and maturities totaling $135,000 and a decrease in market value of $4,000.

Loans  Receivable,   net.  Net  loans  receivable  at  March  31,  2002  totaled
$35,970,000,  a decrease of $1,761,000 or 4.7%,  as compared to  $37,731,000  at
September 30, 2001. The decrease was primarily due to net principal repayments.

Deposits. Total deposits, after interest credited, increased $4,795,000 or 12.3% to $43,833,000 at March 31, 2002, as compared to $39,038,000 at September 30,
2001. The increase was primarily due to increases in passbook savings accounts.

                                      (8)

Retained Earnings. Retained earnings totaled $5,388,000 at March 31, 2002, as compared to $5,164,000 at September 30, 2001. The increase of $224,000 or 4.3% was due to earnings for the six months ended March 31, 2002 and a decrease in accumulated other comprehensive income of $7,000.


Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Income. We recorded income of $115,000 for the three months ended March 31, 2002, as compared to net income of $80,000 for the three months ended March 31, 2001. The $35,000 or 43.8% increase in net income for the three months ended March 31, 2002 was primarily the result of an increase in net interest income offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $61,000 or 17.8% for the three months ended March 31, 2002, as compared to the three month period ended March 31, 2001. Although the average balance of interest-bearing liabilities increased by $4.9 million or 13.1%, however, the average rate paid thereon decreased 75 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 3.09% for the three month period ended March 31, 2002 from 2.80% for the three month period ended March 31, 2001. The increase in the net interest rate spread was primarily the result of increased average balances of loans receivable, interest earning demand deposits and investment securities, partially offset by increased average balances on deposits.

Interest Income. Interest income increased $37,000 or 4.9% to $797,000 for the three month period ended March 31, 2002, as compared to $760,000 for the three month period ended March 31, 2001.

Interest on loans receivable increased $37,000 or 5.6% for the three months ended March 31, 2002, as compared to the three month period ended March 31, 2002. This increase was the result of a $1.7 million increase in the average balance of loans receivable, and a 5 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $4,000 or 35.8% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. This decrease was the result of $196,000 decrease in the average balance of mortgage-backed securities and a 27 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased $1,000 for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.

Interest income on other interest-earning assets increased $5,000 or 27.5% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2001. The increase was primarily due to a $2.5 million increase in the average balance of other interest-earning assets resulting from the deposit of subscription funds received in connection with the Bank's mutual-to-stock conversion during the quarter ended March 31, 2002. The increase in the average balance of other-interest earning assets was offset by a 300 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.84% and 7.30% for the three month periods ended March 31, 2002 and 2001.

Interest Expense. Interest expense totaled $393,000 for the three months ended March 31, 2002, as compared to $417,000 for the three months ended March 31, 2001. The $24,000 or 5.8% decrease was primarily due to a 75 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by increased average balances.

                                      (9)

Allowance for Loan Losses. During the three month periods ended March 31, 2002 and 2001, we established provisions for loan losses of $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At March 31, 2002, the allowance for loan losses totaled $172,000 or .48% and 51.96% of total loans and total non-performing loans, respectively, as compared to $166,000 or .44% and 224.3%, respectively, at September 30, 2001. Our non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $331,000 and $74,000 at March 31, 2002 and September 30, 2001, respectively, which represented 0.92% and 0.20% of the Company's total loans, respectively. Our ratio of non-performing loans to total assets was 0.66% and 0.17% at March 31, 2002 and September 30, 2001, respectively.

Noninterest Income. During the three months ended March 31, 2002, noninterest income increased $5,000 or 14.2%, as compared to the three months ended March 31, 2001.

Noninterest Expense. Total noninterest expense increased by $15,000 or 6.1% during the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The increase was attributable to increases of $12,000 in compensation and benefits and $3,000 in service bureau expenses.

Income Tax Expense. The provision for income tax totaled $65,000 for the three months ended March 31, 2002, as compared to $48,000 for the three months ended March 31, 2001. The $17,000 or 35.4% increase was due to increased income.

Results of Operations for the Six Months Ended March 31, 2002 and 2001

Net Income. We recorded net income of $231,000 for the six months ended March 31, 2002, as compared to net income of $176,000 for the six months ended March 31, 2001. The $55,000 or 31.3% increase in net income for the six months ended March 31, 2002 was primarily the result of an increase in net interest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $101,000 or 14.5% for the six months ended March 31, 2002, as compared to the six month period ended March 31, 2001. Although the average balance of interest-earning assets increased $4.19 million or 9.99%, the average yield earned thereon decreased 75 basis points. The average balance of interest-bearing liabilities increased by $3.9 million or 10.45%, however, the average rate paid thereon decreased 58 basis points.

The net interest rate spread increased to 3.06% for the six month period ended March 31, 2002 from 2.86% for the six month period ended March 31, 2001. The increase in the net interest rate spread was primarily the result of increased average balances of all interest earning assets, partially offset by increased average balances on deposits.

Interest Income. Interest income increased $68,000 or 4.4% to $1,608,000 for the six month period ended March 31, 2002, as compared to $1,540,000 for the six month period ended March 31, 2001.

Interest on loans receivable increased $97,000 or 7.2% for the six months ended March 31, 2002, as compared to the six month period ended March 31, 2001. This increase was the result of a $1.38 million increase in the average balance of loans receivable, and a 24 basis point increase in the average yield earned thereon.

Interest income on investment securities decreased $14,000 or 9.93% for the six months ended March 31, 2002 as compared to the six month period ended March 31, 2001. The decrease was the result of a $1.90 million increase in the average balance of investment securities offset by a 168 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $9,000 or 36.1 % for the six months ended March 31, 2002, as compared to the six months ended March 31, 2001. This decrease was the result of a $180,000


                                      (10)
decrease in the average balance of mortgage-backed securities and a 89 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $6,000 or 14.6% for the six months ended March 31, 2002, as compared to the six months ended March 31, 2001. The decrease was primarily due to a $1.9 million increase in the average interest-earning deposits at other financial institutions, offset by a 441 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.97% and 7.34% for the six month periods ended March 31, 2002 and 2001, respectively.

Interest Expense. Interest expense totaled $810,000 for the six months ended March 31, 2002, as compared to $843,000 for the six months ended March 31, 2001. The $33,000 or 3.9% decrease was primarily due to a 58 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by increased average balances of all interest-bearing liabilities.

Interest expense on deposits totaled $810,000 for the six months ended March 31, 2002, as compared to $836,000 for the six months ended March 31, 2001. The $26,000 or 30% decrease was primarily due to a 58 basis point decrease in the average rate paid thereon, partially offset by a $4.6 million increase in the average balance of deposits.

Interest on FHLB advances decreased $7,000 or 100% for the six months ended March 31, 2002, as compared to the six months ended March 31, 2001. The decrease was due to the payoff of the borrowings outstanding.

Provision for Loan Losses. During the six month periods ended March 31, 2002 and 2001, we established provisions for loan losses of $9,000. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the six months ended March 31, 2002, noninterest income increased $6,000 or 7.8%, as compared to the six months ended March 31, 2001.

Noninterest Expenses. Total noninterest expenses increased by $21,000 or 4.5% during the six months ended March 31, 2002, as compared to the six months ended March 31, 2001. The increase was attributable to increases of $26,000 in compensation and employees benefits, and a $5,000 increase in service bureau expense, offset by a decrease of $10,000 in various other expenses.


                                      (11)

                           Part II. OTHER INFORMATION




Item 1.      Legal Proceedings
             -----------------
                    None

Item 2.      Change in Securities
             --------------------
                    Not Applicable

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                    Not Applicable

Item 5.      Other Information
             -----------------
                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)    Exhibits.

                    None

             (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.



                                      (12)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RESERVE BANCORP, INC.


Date: May 9, 2002                            By    /s/Richard A. Sinewe
                                                   --------------------
                                                   Richard A. Sinewe
                                                   (President and Director)


Date: May 9, 2002                            By    /s/Robert B. Kastan
                                                   ---------------------
                                                   Robert B. Kastan
                                                   (Treasurer/Controller)