Form 10QSB
period 2002-06-30
RESERVE BANCORP INC
filed 2002-08-09
CIK 1163542

10QSB
                                   Form 10QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

                         Commission File Number 0-49696

                              RESERVE BANCORP, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


               Pennsylvania                                23-3102103
 --------------------------------------------        ---------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
            or organization)                         Identification Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania               15212
--------------------------------------------             ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (412) 322-6107
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

                     X  Yes                          No
                    ---                          ----

As of August 7, 2002, there were 757,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                        Yes                      X   No
                                                ---

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                 Page(s)
-------                                                                 -------

FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of June 30, 2002
       (Unaudited) and September 30, 2001, as restated........................3

     Consolidated Statements of Income - (Unaudited) for the three and nine months ended June 30, 2002 and 2001...............................4

     Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended June 30, 2002 and 2001....................................5

     Notes to (Unaudited) Consolidated Financial Statements...................7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................9

PART II.

OTHER INFORMATION

Item 1.      Legal Proceedings...............................................14

Item 2.      Changes in Securities...........................................14

Item 3.      Defaults Upon Senior Securities.................................14

Item 4.      Submission of Matters to a Vote of Security Holders.............14

Item 5.      Other Information...............................................14

Item 6.      Exhibits and Reports on Form 8-K................................14

Signatures   ................................................................15

                                      (2)

                              RESERVE BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,         September 30,
                                                                              2002               2001
                                                                          (UNAUDITED)        (As Restated)
                                                                       ----------------  ------------------
                                     ASSETS

Cash and cash equivalents
      Interest bearing                                                    $  2,877,845        $    796,703
      Non-interest bearing                                                     201,172             263,253
Interest-bearing deposits in other banks                                     1,496,718             400,000
Securities held-to-maturity (estimated fair value of
      $7,303,114 and $2,177,533)                                             7,259,053           2,161,455
Mortgage-backed securities held-to-maturity (estimated
      fair value of $6,841,065 and $225,337)                                 6,745,735             223,531
Securities available-for-sale, at fair value                                 2,707,414           1,644,952
Mortgage-backed securities available-for-sale, at fair value                 2,711,750             316,831
Loans, net                                                                  35,419,737          37,731,075
Federal Home Loan Bank stock, at cost                                          303,600             312,600
Accrued interest receivable                                                    382,349             296,496
Premises and equipment, net                                                    356,111             243,760
Prepaid expenses                                                                30,126              44,136
Deferred income taxes                                                          110,528             119,450
                                                                       ----------------  ------------------
      TOTAL ASSETS                                                        $ 60,602,138        $ 44,554,242
                                                                       ================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $ 42,771,021        $ 39,037,658
Federal Home Loan Bank advances                                              5,000,000                   -
Advances from borrowers for taxes and insurance                                394,421              83,372
Accrued interest payable                                                       130,847             179,177
Other liabilities                                                              143,483              90,127
                                                                       ----------------  ------------------
      TOTAL LIABILITIES                                                     48,439,772          39,390,334
                                                                       ----------------  ------------------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                               -                   -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                                  75,750                   -
Additional paid-in-capital                                                   7,104,825                   -
Retained earnings - substantially restricted                                 5,530,445           5,150,151
Accumulated other comprehensive income, net of
      applicable income taxes of $18,718 and $9,796                             26,597              13,757
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                             (575,251)                  -
                                                                       ----------------  ------------------
      TOTAL STOCKHOLDERS' EQUITY                                            12,162,366           5,163,908
                                                                       ----------------  ------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 60,602,138        $ 44,554,242
                                                                       ================  ==================

                                      (3)

                              RESERVE BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                Three Months Ended                    Nine Months Ended
                                                                      June 30,                            June 30,
                                                               2002             2001               2002               2001
                                                           -------------    -------------     ---------------    ---------------
INTEREST AND DIVIDEND INCOME
      Loans                                                    $661,967         $707,658          $2,091,891         $2,041,037
      Investments                                                99,531           67,973             226,474            209,343
      Mortgaged-backed securities                                41,065           12,197              57,848             37,358
      Interest-earning demand deposits                           43,898            6,835              70,692             37,790
      FHLB stock                                                  2,474            3,752              10,473             13,367
                                                           -------------    -------------     ---------------    ---------------
                                                                848,935          798,415           2,457,378          2,338,895
                                                           -------------    -------------     ---------------    ---------------
INTEREST EXPENSE
      Deposits                                                  381,402          422,772           1,191,184          1,258,838
      Advances from Federal Home Loan Bank                       14,850            1,425              14,850              7,920
                                                           -------------    -------------     ---------------    ---------------
                                                                396,252          424,197           1,206,034          1,266,758
                                                           -------------    -------------     ---------------    ---------------
                 NET INTEREST INCOME                            452,683          374,218           1,251,344          1,072,137

PROVISION FOR LOAN LOSSES                                         4,500            4,500              13,500             13,500
                                                           -------------    -------------     ---------------    ---------------
                 NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES                    448,183          369,718           1,237,844          1,058,637
                                                           -------------    -------------     ---------------    ---------------
NONINTEREST INCOME
      Service charges and other fees                             35,817           29,292             110,417             77,840
      Income from real estate rental                              1,200            1,200               3,600              3,275
      Gain on sale of investments                                34,079           14,320              34,079             35,120
                                                           -------------    -------------     ---------------    ---------------
                                                                 71,096           44,812             148,096            116,235
                                                           -------------    -------------     ---------------    ---------------
NONINTEREST EXPENSE
      Compensation and benefits                                 145,675          115,606             396,547            340,873
      Occupancy and equipment expense                            28,488           28,392              85,513             86,451
      Federal insurance premiums                                  5,825            4,268              17,372             13,397
      Service bureau expense                                     21,543           25,853              75,917             75,368
      Other                                                      78,218           76,063             208,342            217,255
                                                           -------------    -------------     ---------------    ---------------
                                                                279,749          250,182             783,691            733,344
                                                           -------------    -------------     ---------------    ---------------
                 INCOME BEFORE INCOME TAX                       239,530          164,348             602,249            441,528

INCOME TAX EXPENSE                                               90,687           59,936             221,955            161,078
                                                           -------------    -------------     ---------------    ---------------
                 NET INCOME                                    $148,843         $104,412           $ 380,294          $ 280,450
                                                           =============    =============     ===============    ===============

EARNINGS PER SHARE - BASIC (SINCE INCEPTION)                   $   0.20              N/A           $    0.20                N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                             699,483                -             699,483                  -

                                      (4)

                              RESERVE BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                2002              2001
                                                                         ----------------  ---------------

OPERATING ACTIVITIES
Net income                                                                     $ 380,294         $280,450
Adjustments to reconcile change in net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                                        (46,797)         (43,918)
           Premiums and discounts on investment securities                       (10,923)          (4,563)
      Provision for loan losses                                                   13,500           13,500
      Depreciation and amortization of premises and equipment                     33,325           37,844
      Gain on call of security held to maturity                                  (34,079)               -
      Net gain on sales of securities available-for-sale                               -          (35,120)
      Amortization of ESOP unearned compensation                                  18,496                -
      (Increase) decrease in:
           Accrued interest receivable                                           (85,853)         (28,031)
           Prepaid expenses                                                       13,800          (37,390)
      Increase (decrease) in:
           Other liabilities                                                       5,026           (3,804)
                                                                         ----------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        286,789          178,968
                                                                         ----------------  ---------------

INVESTING ACTIVITIES
      Purchases of interest-bearing deposits in other banks                   (1,196,520)        (200,000)
      Proceeds from maturities of interest-bearing deposits
           in other banks                                                        100,000          297,000
      Proceeds from maturities and calls of
           securities held-to-maturity                                         2,744,477          300,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                            56,404           51,482
      Purchases of securities held-to-maturity                                (7,796,384)      (1,149,204)
      Purchases of mortgage-backed securities held-to-maturity                (6,580,118)               -
      Proceeds from sales of securities available-for-sale                             -          214,255
      Proceeds from maturities and calls of
           securities available-for-sale                                         460,000          500,000
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale                         145,453           30,750
      Purchases of securities available-for-sale                              (1,500,000)        (375,260)
      Purchases of mortgage-backed securities available-for-sale              (2,540,239)               -
      Purchases of premises and equipment                                       (145,676)         (19,334)
      Purchase of FHLB stock                                                           -           (5,300)
      Proceeds from sale of FHLB stock                                             9,000                -
      Net loan originations and principal repayments on loans                  2,344,635       (1,001,703)
                                                                         ----------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                        (13,898,968)      (1,357,314)
                                                                         ----------------  ---------------

                                      (5)

                              RESERVE BANCORP, INC


                                                                           Nine Months Ended
                                                                                June 30,
                                                                          2002              2001
                                                                   ----------------  ----------------

FINANCING ACTIVITIES
      Net increase (decrease) in FHLB advances                           5,000,000        (1,450,000)
      Net increase in deposits                                           3,733,363         2,260,804
      Net increase in advances from borrowers
           for taxes and insurance                                         311,049           393,011
      Proceeds from issuance of common stock                             6,985,000                 -
      Payment of conversion costs                                         (398,172)                -
                                                                   ----------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               15,631,240         1,203,815
                                                                   ----------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                2,019,061            25,469

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,059,956           988,608
                                                                   ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 3,079,017         1,014,077
                                                                   ================  ================

SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings             $ 1,254,363         1,277,101
                                                                   ================  ================
      Income taxes                                                     $   130,885           211,341
                                                                   ================  ================

                                       (6)

                              RESERVE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the September 30, 2001 audited financial statements, including the notes thereto.

NOTE B - PLAN OF CONVERSION

On April 5, 2002, Mt. Troy Bank (the "Bank") completed its mutual-to-stock conversion (the "Conversion"). In connection with the Conversion, Reserve Bancorp, Inc. (the "Company") a Pennsylvania chartered corporation, sold 757,500 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became a wholly-owned subsidiary of the Company.

The common stock of the Company began trading on the OTC Bulletin Board on April 8, 2002 under the symbol "RSVB."

NOTE C - EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Bank's Employee Stock Ownership Plan, during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the effect of stock options, if dilutive, in accordance with SFAS 128. At June 30, 2002, the Company did not have any stock options or potentially dilutive common stock equivalents outstanding.

                                                       Three Months Ended                 Nine Months Ended
                                                           June 30,                           June 30,
                                                 ---------------------------     -----------------------------
                                                      2002             2001            2002            2001
                                                      ----             ----            ----            ----
Net income                                          $148,843         $104,412        $380,294        $280,450
Less income attributable to pre-stock
  conversion period (all income through 4/4/02)       (6,543)        (104,412)       (237,994)       (280,450)
                                                 ------------     ------------    ------------    ------------

Income available to common stockholders
  used in basic EPS                                 $142,300         $      -        $142,300        $      -
                                                 ============     ============    ============    ============

Weighted average number of shares
  used in basic EPS                                  699,483                -         699,483               -
                                                 ============     ============    ============    ============



                                      (7)

                              RESERVE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On June 30, 2002, the loan had an outstanding balance of $590,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of seven years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three and the nine month period ended June 30, 2002, compensation from the ESOP of $18,496 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 2002, the ESOP had 1,475 allocated shares and 57,525 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income for the nine months ended June 30, 2002 and 2001 was $393,134 and $243,259, respectively. Total comprehensive income for the three months ended June 30, 2002 and 2001, was $169,240 and $112,664, respectively.


NOTE F - ASSET QUALITY

At June 30, 2002 and September 30, 2001, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $418,000 and $74,000, respectively. Nonperforming loans were 1.18% of total loans at June 30, 2002. Total nonperforming assets as a percent of total assets at June 30, 2002 was 0.69%.



                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities, and investment securities and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest income, such as loan-related fees and fees on deposit-related services, and the provision for loan losses.

The Management's Discussion and Analysis section of this Form 10-QSB contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time.

Changes in Financial Condition

Our total assets of $60.6 million at June 30, 2002, are reflective of an increase of $16.0 million or 36.0% as compared to $44.6 million at September 30, 2001. Stockholders' equity increased by $7.0 million, to $12.2 million at June 30, 2002, as compared to $5.2 million at September 30, 2001. The increase in total assets was due to increases in interest bearing cash and deposits with other financial institutions, and mortgage-backed securities and investment securities, partially offset by a decrease in loans receivable.

The increases in the various categories of assets and in stockholders' equity are due primarily to the effect of the additional capital received in connection with the Bank's mutual-to-stock conversion completed in April 2002.

The increase in the liabilities was primarily due to increases in savings deposits and advances from the Federal Home Loan Bank. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $3,079,000 at June 30, 2002, an increase of $2,019,000 or 190% as compared to $1,060,000 at September 30, 2001. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank, resulting from the deposit of subscription funds received in connection with the Bank's mutual-to-stock conversion completed in April, 2002.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in Other Banks totaled $1.5 million at June 30, 2002, an increase of $1.1 million or 274% as compared to $400,000 at September 30, 2001.

Investment Securities. Investment securities totaled $9,966,000 at June 30, 2002, an increase of $6,160,000 or 161.9%, as compared to $3,806,000 at
September 30, 2001. This was primarily a result of purchases of $7.29 million of commercial paper, FHLB bonds, and municipal securities, offset by the proceeds from maturities, calls and payments totaling $1.18 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $9,457,000 at June 30, 2002, an increase of $8,917,000 or more than seventeen times the total of $540,000 at September 30, 2001. The increase was due to purchases of $9,120,000 offset by principal payments totaling $203,000.

Loans   Receivable,   net.  Net  loans  receivable  at  June  30,  2002  totaled
$35,420,000,  a decrease of $2,311,000 or 6.1%,  as compared to  $37,731,000  at
September 30, 2001. The decrease was primarily due to net principal repayments.

Deposits. Total deposits, after interest credited, increased $3,733,000 or 9.6% to $42,771,000 at June 30, 2002, as compared to $39,038,000 at September 30,
2001. The increase was primarily due to increases in passbook savings accounts.

                                      (9)

Stockholders' Equity. Stockholders' equity totaled $12,162,000 at June 30, 2002, as compared to $5,164,000 at September 30, 2001. The increase of $6,998,000 or 135% was due to earnings for the nine months ended June 30, 2002 of $380,294, an increase in accumulated other comprehensive income of $13,000, and $6,587,000 from the issuance of common stock.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income. We recorded income of $149,000 for the three months ended June 30, 2002, as compared to net income of $104,000 for the three months ended June 30, 2001. The $45,000 or 43.3% increase in net income for the three months ended June 30, 2002 was primarily the result of increases in net interest income and noninterest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $78,000 or 21.0% for the three months ended June 30, 2002, as compared to the three month period ended June 30, 2001. The average balance of interest-earning assets increased $12.4 million or 29.8%, whereas the average rate earned thereon decreased 139 basis points. The average balance of interest-bearing liabilities increased by $8.7 million or 23.5%, whereas the average rate paid thereon decreased 111 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 2.82% for the three month period ended June 30, 2002 from 3.10% for the three month period ended June 30, 2001.

Interest Income. Interest income increased $51,000 or 6.3% to $849,000 for the three month period ended June 30, 2002, as compared to $798,000 for the three month period ended June 30, 2001.

Interest on loans receivable decreased $46,000 or 6.5% for the three months ended June 30, 2002, as compared to the three month period ended June 30, 2001. This decrease was the result a 68 basis point decrease in the average yield earned on loans receivable, only partially offset by a $730,000 increase in the average balance of loans receivable.

Interest income on mortgage-backed securities increased $29,000 or 241% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. This increase was the result of $4.3 million increase in the average balance of mortgage-backed securities, resulting in part from the investment of proceeds received in connection with the Bank's mutual-to-stock conversion completed in April, 2002, partially offset by a 423 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $32,000 or 47.1% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The increase was the result of $3.9 million increase in the average balance of investment securities, resulting in part from the investment of proceeds received in connection with the Bank's mutual-to-stock conversion completed in April, 2002, partially offset by a 144 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets increased $36,000 or 338.0% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The increase was primarily due to a $3.5 million increase in the average balance of other interest-earning assets resulting from the deposit of subscription funds received in connection with the Bank's mutual-to-stock conversion completed in April 2002 and a 100 basis point increase in the average yield earned thereon.

The average yield on the average  balance of  interest-earning  assets was 6.28%
and  7.67%  for  the  three  month   periods  ended  June  30,  2002  and  2001,
respectively.

Interest Expense. Interest expense totaled $396,000 for the three months ended June 30, 2002, as compared to $424,000 for the three months ended June 30, 2001. The $28,000 or 6.6% decrease was primarily due to a 111 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by an $8.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on FHLB advances increased $13,000 or 94% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The increase was due to an increase in the average balance of FHLB advances during the three months ended June 30, 2002.

Provision for Loan Losses. During the three month periods ended June 30, 2002 and 2001, we established


                                      (10)
provisions for loan losses of $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At June 30, 2002, the allowance for loan losses totaled $177,000 or .50% and 42.34% of total loans and total non-performing loans, respectively, as compared to $166,000 or .44% and 224.3%, respectively, at September 30, 2001. Our non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $418,000 and $74,000 at June 30, 2002 and September 30, 2001, respectively, which represented 1.18% and 0.20% of total loans, respectively. Our ratio of non-performing loans to total assets was 0.69% and 0.17% at June 30, 2002 and September 30, 2001, respectively.

Noninterest Income. During the three months ended June 30, 2002, noninterest income increased $26,000 or 58.7%, as compared to the three months ended June 30, 2001, primarily due to a $20,000 increase in gain on sale of investments.

Noninterest Expense. Total noninterest expense increased by $26,000 or 10.3% during the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The increase was attributable to increases in compensation and benefits, including $18,000 attributable to the ESOP plan.

Income Tax Expense. The provision for income tax totaled $91,000 for the three months ended June 30, 2002, as compared to $60,000 for the three months ended June 30, 2001. The $31,000 or 51.3% increase was due to increased income.

Results of Operations for the Nine Months Ended June 30, 2002 and 2001

Net Income. We recorded net income of $380,000 for the nine months ended June 30, 2002, as compared to net income of $280,000 for the nine months ended June 30, 2001. The $100,000 or 35.7% increase in net income for the nine months ended June 30, 2002 was primarily the result of increases in net interest income and noninterest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $179,000 or 16.7% for the nine months ended June 30, 2002, as compared to the nine month period ended June 30, 2001. Although the average balance of interest-earning assets increased $7.30 million or 17.5%, the average yield earned thereon decreased 79 basis points. The average balance of interest-bearing liabilities increased by $5.4 million or 14.4%, however, the average rate paid thereon decreased 76 basis points.

The net interest rate spread decreased to 2.91% for the nine month period ended June 30, 2002 from 2.93% for the nine month period ended June 30, 2001

Interest Income. Interest income increased $118,000 or 5.0% to $2.46 million for the nine month period ended June 30, 2002, as compared to $2.34 million for the nine month period ended June 30, 2001.

Interest on loans receivable increased $51,000 or 2.5% for the nine months ended June 30, 2002, as compared to the nine month period ended June 30, 2001. This increase was the result of a $1.41 million increase in the average balance of loans receivable, partially offset by a 12 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $17,000 or 8.2% for the nine months ended June 30, 2002 as compared to the nine month period ended June 30, 2001. The increase was the result of a $1.92 million increase in the average balance of investment securities, partially offset by a 174 basis point decrease in the average yield earned thereon.


Interest income on mortgage-backed securities increased $20,000 or 54.8 % for the nine months ended June 30, 2002, as compared to the nine months ended June 30, 2001. This increase was the result of a $2.1 million increase in the average balance of mortgage-backed securities, partially offset by a 504 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets increased $30,000 or 58.7% for the nine months ended June 30, 2002, as compared to the nine months ended June 30, 2001. The increase was primarily due to a $1.9

                                      (11)
million increase in the average interest-earning deposits at other financial institutions, partially offset by an 88 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.67% and 7.46% for the nine month periods ended June 30, 2002 and 2001, respectively.

Interest Expense. Interest expense totaled $1,206,000 for the nine months ended June 30, 2002, as compared to $1,267,000 for the nine months ended June 30, 2001. The $61,000 or 4.8% decrease was primarily due to a 76 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by an increased average balances of all interest-bearing liabilities of $5.4 million.

Interest expense on deposits totaled $1.19 million for the nine months ended June 30, 2002, as compared to $1.26 million for the nine months ended June 30, 2001. The $68,000 or 5.4% decrease was primarily due to a 71 basis point decrease in the average rate paid thereon, partially offset by a $4.5 million increase in the average balance of deposits.

Interest on FHLB advances increased $7,000 or 87.5% for the nine months ended June 30, 2002, as compared to the nine months ended June 30, 2001. The increase was due to an increase of the borrowings outstanding.

Provision for Loan Losses. During the nine month periods ended June 30, 2002 and 2001, we established provisions for loan losses of $13,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the nine months ended June 30, 2002, noninterest income increased $32,000 or 27.4%, as compared to the nine months ended June 30, 2001, primarily due to a $33,000 increase in service charges and other fee income.

Noninterest Expense. Total noninterest expense increased by $47,000 or 6.4% during the nine months ended June 30, 2002, as compared to the nine months ended June 30, 2001. The increase was attributable to increases of $52,000 in compensation and employees benefits, including $18,000 attributable to the ESOP plan and a $4,000 increase in Federal insurance premiums expense, offset by a decrease of $9,000 in various other expenses.

Income Tax Expense. The provision for income tax totaled $222,000 for the nine months ended June 30, 2002 as compared to $161,000 for the nine months ended June 30, 2001. The $61,000 increase was due to increased income.

Liquidity and Capital Resources

Our primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. We maintain liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 2002, we had obligations to fund outstanding loan commitments of approximately $507,000, for which adequate resources were available to fund these loans.

At June 30, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 2002, management was not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.


                                      (12)

                                OTHER INFORMATION


Part II.

Item 1.      Legal Proceedings
             -----------------
                  None

Item 2.      Change in Securities and Use of Proceeds
             ----------------------------------------
                  The Registration Statement on Form SB-2 (No. 333-75212) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on February 12, 2002. The offering commenced on February 22, 2002 and was completed on April 5, 2002 after 757,500 shares were sold. The Registration Statement covered the issuance of 780,275 shares. The managing underwriter for the offering was Trident Securities, a division of McDonald Investments, Inc. The title of the securities registered was Common Stock, par value $0.10 per share. The aggregate price of the offering amount registered was $7,802,750, and the aggregate offering price of the amount sold was $7,575,000. The expenses incurred by the Company and the Bank in connection with the issuance and distribution of the securities were approximately $398,170, including $120,000 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Company or affiliates of the Company. The net offering proceeds to the Company were approximately $7,177,000. Of this amount, approximately $3,600,000 was contributed to the working capital of the Bank, $590,000 was lent by the Company to the Bank's employee stock ownership plan, and $2,987,000 was contributed to the working capital of the Company.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                  Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                  Not Applicable

Item 5.      Other Information
             -----------------
                  None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)  Exhibits

                  None

             (b) During the quarter ended June 30, 2002, the Company filed a report on Form 8-K dated April 5, 2002 to report the completion of its initial public stock offering, in which 757,500 shares were sold in a subscription offering at $10.00 per share in connection with the mutual-to-stock conversion of the Company's wholly-owned subsidiary, Mt. Troy Bank, a federally chartered savings bank.


                                      (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RESERVE BANCORP, INC.



Date:  August 9, 2002          By    /s/ Richard A. Sinewe
                                     -------------------------------------------
                                     Richard A. Sinewe
                                     President
                                     (Principal Executive Officer)



Date:  August 9, 2002          By    /s/ Robert B. Kastan
                                     -------------------------------------------
                                     Robert B. Kastan
                                     Treasurer/Controller
                                     (Principal Financial/Accounting Officer)





                                      (14)