Form 10KSB
period 2002-09-30
RESERVE BANCORP INC
filed 2002-12-26
CIK 1163542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-KSB (Mark One)

[X]  Annual report  pursuant to section 13 or 15 (d) of the Securities  Exchange
     Act of 1934 For the fiscal year ended           September 30, 2002
                                           -------------------------------------

                                      -OR-

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     _____________.

                         Commission File Number: 0-49696
                                                 -------

                              RESERVE BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Pennsylvania                                          23-3102103
-------------------------------                             --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


2000 Mt. Troy Road, Pittsburgh, Pennsylvania                             15212
--------------------------------------------                          ----------
(Address of Principal Executive Offices)                              (Zip Code)


Issuer's Telephone Number, Including Area Code:  (412) 322-6107
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g)
of the Exchange Act:                     Common Stock, par value $0.10 per share
                                         ---------------------------------------
                                                  (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3.6 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on December 16, 2002, was $8.6 million (648,136 shares at $13.25 per share).

     As of December 20, 2002, there were 757,500 outstanding shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                    ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2002. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

     Reserve Bancorp, Inc. (the "Company") may from time to time make written or oral "forward looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

     The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

     The Company is a Pennsylvania corporation organized in December 2001 at the direction of Mt. Troy Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 5, 2002, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

     References to the Company or Registrant in this Annual Report on Form 10-KSB generally refer to the Company and the Bank, unless the context otherwise indicates.

     The Bank is a federally chartered stock savings bank headquartered in Reserve Township, near Pittsburgh, Pennsylvania, with one branch office in Pittsburgh. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

Market Area and Competition

     The Bank operates from its main office in Reserve Township, near Pittsburgh, Pennsylvania and a full-service branch office located inside a Shop'n Save supermarket in Pittsburgh. The Bank's primary market area is Allegheny County, Pennsylvania. The Bank faces substantial competition in its attraction of deposits, which are its primary source of funds for lending, and in the origination of consumer, real estate, and commercial loans. The Bank's competition for deposits and loans historically has come from local and regional commercial banks, thrift institutions, and credit unions located in the Bank's primary market area. The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and faces competition for investor funds from mutual fund accounts, short-term money funds and corporate and government securities.

Lending Activities

     General. The Bank primarily originates home mortgages and construction loans for its own portfolio. The Bank's loan portfolio is predominantly comprised of one- to four-family residential real estate loans, most of which have fixed rates of interest.

     Loan Portfolio Composition. The following table analyzes the composition of the Bank's loan portfolio by loan category at the dates indicated.


                                                        At September 30,
                                             ----------------------------------------
                                                    2002                  2001
                                             ------------------    ------------------
                                              Amount    Percent     Amount    Percent
                                             --------   -------    --------   -------
                                                       (Dollars in Thousands)

Type of Loans:
First mortgage loans:
  One- to four family residential.........    $25,910     68.79%    $27,843     68.63%
  Multi-family............................        264      0.70         539      1.33
  Construction............................      4,935     13.10       6,156     15.17
  Commercial real estate..................      2,756      7.32       1,993      4.91

Home equity and second mortgage...........      2,632      6.99       2,701      6.66

Consumer loans:
  Secured.................................        330      0.88         490      1.21
  Unsecured...............................        217      0.58         245      0.60
  Share loans.............................        136      0.36         157      0.39

Commercial business loans.................        484      1.29         446      1.10
                                               ------    ------      ------    ------

Total loans...............................     37,664    100.00%     40,570    100.00%
                                                         ======                ======
Less:
  Undisbursed portions of
      construction loans..................      2,385                 2,568
  Net deferred loan origination fees......        182                   105
  Allowance for loan losses...............         80                   166
                                               ------                ------
Total loans, net..........................    $35,017               $37,731
                                               ======                ======


     Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at September 30, 2002. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                    Home Equity
                                                     and Second
                                   First Mortgage  Mortgage Loans  Consumer     Total
                                   --------------  --------------  --------   ---------
                                                      (In Thousands)

Amounts Due:

Within 1 Year..................      $ 3,437        $  514           $153     $ 4,104
                                      ------         -----            ---      ------
After 1 year:
  1 to 3 years.................        3,262           297            191       3,750
  3 to 5 years.................        1,530           810            251       2,591
  5 to 10 years................        6,368           826             88       7,282
  10 to 15 years...............       14,380           669              -      15,049
  Over 15 years................        4,888             -              -       4,888
                                      ------         -----            ---      ------
Total due after one year.......       30,428         2,602            530      33,560
                                      ------         -----            ---      ------
Total amount due...............      $33,865        $3,116           $683     $37,664
                                      ======         =====            ===      ======


     The following table sets forth the dollar amount of all loans at September 30, 2002 due after September 30, 2003, which have fixed interest rates and which have floating or adjustable interest rates.


                                                      Floating or
                                     Fixed Rates    Adjustable Rates   Total
                                     -----------    ----------------  --------
                                                     (In Thousands)

First Mortgage....................      $30,312          $116         $30,428
Home equity and second mortgage...        1,789           813           2,602
Consumer..........................          530             -             530
                                         ------           ---          ------
  Total...........................      $32,631          $929         $33,560
                                         ======           ===          ======


     Residential Lending. The Bank's primary lending activity consists of the origination of one- to four-family mortgage loans, the majority of which are secured by property located in Allegheny County, Pennsylvania. The Bank will generally originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is required on the amount financed in excess of 80%.

     The Bank originates fixed rate mortgage loans for its own portfolio. The fixed rate mortgage loans have terms of ten to thirty years. Although the Bank currently originates loans only for its own portfolio, the Bank generally makes its fixed rate mortgage loans to meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank also makes some non- conforming loans in order to meet the needs of its community and customers.

     Substantially all of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing the Bank's single-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Bank requires title insurance policies on all first mortgage real estate loans originated. All property secured loans require fire and casualty insurance. Loans made on property located in designated flood zones require minimum flood insurance coverage based on the amount of the loan.

     Construction Lending. The Bank originates construction loans for single-family residential properties in the Bank's market area. Construction loans are made to local builders on a speculative basis. Construction loans and the permanent end mortgage loan are made to owners for construction of their primary residences. The Bank generally limits residential construction loans for speculative purposes to not more than two units per builder. At September 30, 2002, the Bank had 12 construction loans outstanding with an aggregate balance of approximately $4.9 million, or 13.1% of the total loan portfolio. Of such amount, approximately $2.4 million was undisbursed at September 30, 2002.

     Construction lending is generally considered to involve a higher degree of credit risk than long- term permanent financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

     Commercial Real Estate Loans. The Bank originates a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income- producing properties. The Bank requires no less than 20% downpayment or equity for commercial real estate mortgage loans. Typically these loans are made with fixed rates of interest with terms of up to fifteen years. Essentially all of the Bank's commercial real estate loans are within the Bank's market area and all are within Pennsylvania. As of September 30, 2002, the Bank had commercial real estate loans, totalling $2.8 million or 7.3% of the Bank's total loan portfolio. The Bank's largest commercial real estate loan had a balance of approximately $499,000 on September 30, 2002 and was secured by an office building located in the Bank's market area.

     Commercial real estate loans generally are considered to entail significantly greater risk than that which is involved with single family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the commercial real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, commercial real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

     Home Equity and Second Mortgage Loans. Home equity and second mortgage loans are originated in the Bank's market area and have maturities of up to fifteen years. Outside professionals are generally employed to conduct appraisals for loans over $50,000. At September 30, 2002, the Bank's home equity and second mortgage loans totaled $2.6 million, or 7.0% of total loans.

     Consumer Loans. At September 30, 2002, consumer loans amounted to approximately $683,000 or 1.8% of the Bank's total loan portfolio, most of which are auto loans. Consumer loans also consist of personal loans (unsecured), savings secured loans (share loans) and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to five years. For share loans, the Bank will generally lend up to 90% of the account balance.

     Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between average loan yield and costs of funds and at the same time improve the matching of the rate sensitive assets and liabilities.

     Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In these cases, any repossessed collateral from a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. The Bank's president is authorized to approve consumer loan applications up to $10,000. Consumer loans over $10,000 are approved by the Board of Directors.

     Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of September 30, 2002, the Bank's loans to one borrower limit was approximately $1,311,000.

     Loan Originations, Purchases and Solicitation and Processing. The Bank's customary sources of loan applications include repeat customers, real-estate broker referrals, builders and "walk-in" customers. The Bank generally does not purchase loans, except for a few commercial real estate participation interests from local financial institutions secured by real estate in its market area.

     The Bank periodically purchases participation loans from local financial institutions and sells participation interest in loans in connection with commercial real estate loans and construction loans that would otherwise exceed the Bank's loan-to-one-borrower limit. At September 30, 2002, the Bank had approximately $1.3 million, or 3.5% of its total loan portfolio, in purchase participation loans consisting primarily of commercial real estate loans in its market area.

     Loan Commitments. The Bank gives written commitments to prospective borrowers on all residential, commercial and speculative construction real estate loans. Generally, the commitment requires acceptance within thirty days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of September 30, 2002, was approximately $1,277,000, excluding commitments on lines of credit.

     Loan Origination and Other Loan Fees. In addition to interest earned on loans, the Bank may receive loan origination and commitment fees for originating or purchasing certain loans. Except for construction, commercial real estate loans and balloon mortgage loans, the Bank generally does not charge loan origination fees or points on loans.

     The Bank also receives other fees and charges relating to existing loans, which include late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

Non-Performing Loans and Problem Assets

     Collection Procedures. The borrower is notified by mail when a loan is thirty days delinquent. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and a second collection notice is sent. When a loan is ninety days delinquent, it is referred to an attorney for repossession and foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency.

     As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Bank may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of by the Bank. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2002, the Bank held no real estate owned.

     Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2002, the Bank had approximately $385,000 of loans that were held on a non-accrual basis.

     Non-Performing Assets. The following table provides information regarding the Bank's non- performing loans and other non-performing assets as of the end of each of the last two fiscal years. As of each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                           At September 30,
                                                         -------------------
                                                          2002         2001
                                                         ------       ------
                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
First mortgage loans................................      $384         $ 72
Home equity and second mortgage.....................         -            -
Consumer loans......................................         1            2
                                                           ---          ---
Total...............................................      $385         $ 74
                                                           ===          ===
Accruing loans which are contractually past
 due 90 days or more:
First mortgage loans................................      $  -         $  -
Home equity and second mortgage.....................         -            -
Consumer loans......................................         -            -
                                                           ===          ===
Total...............................................      $  -         $  -
                                                           ===          ===
Total non-performing loans..........................      $385         $ 74
                                                           ===          ===
Real estate owned...................................      $  -         $  -
                                                           ===          ===
Other non-performing assets.........................      $  -         $  -
                                                           ===          ===
Total non-performing assets.........................      $385         $ 74
                                                           ===          ===
Total non-performing loans to net loans.............      1.10%        0.20%
                                                          ====         ====
Total non-performing loans to total assets..........      0.64%        0.17%
                                                          ====         ====
Total non-performing assets to total assets.........      0.64%        0.17%
                                                          ====         ====


     For the year ended September 30, 2002, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was $35,254. This amount was not included in the Bank's interest income for the period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the year ended September 30, 2002 was $10,268.

     Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

     An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

     Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2002, the Bank had $71,000 of loans classified as "substandard," $385,000 of loans classified as "doubtful" and $0 of loans classified as "loss."

     Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects the Bank's evaluation of the losses known and inherent in its loan portfolio that are both probable and reasonable to estimate associated both with lending activities and particular problem assets. The Bank maintains the allowance through provisions for loan losses that are charged to income in the period they are established. The Bank charges losses on loans against the allowance for loan losses when it believes the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

     The Bank's evaluation of the appropriate amount to provide for loan losses includes separate review of all loans on which the collectibility of principal may not be reasonably assured. The Bank evaluates all classified loans individually and bases its determination of a loss factor on the likelihood of collectibility of principal including consideration of the value of the underlying collateral securing the loan. Larger loans, which would generally include multi-family mortgages, other commercial real estate loans and construction loans, are also generally evaluated for impairment individually. The Bank also segregates loans by loan category as part of its allowance evaluation, and evaluates homogenous loans as a group.

     Although there may be other factors that also warrant consideration in maintaining an allowance at a level sufficient to provide for probable and reasonably estimable losses, the Bank considers the following factors in connection with its determination of appropriate loss factors and as part of its overall evaluation of the allowance for loan losses:

     o    its historical loan loss experience;
     o    internal analysis of credit quality;
     o    general levels of non-performing loans and delinquencies;
     o    changes in loan concentrations by loan category;
     o    current estimated collateral values;
     o    peer group information;
     o    evaluation   of   credit   quality   conducted   in  bank   regulatory
          examinations; and
     o    economic and market trends impacting the Bank's lending area.


     In recent years, the Bank's charge-offs have been low and, consequently, additions to the allowance have been more reflective of other factors.

     This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OTS as an integral part of its examination process, periodically reviews the Bank's loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the Bank to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, which would negatively affect the Bank's earnings.

     It is the Bank's policy to review its loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. Additionally, the Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                                          At September 30,
                                                                         ------------------
                                                                          2002        2001
                                                                         -------    -------
                                                                        (Dollars in Thousands)

Allowance balance (at beginning of period)..........................     $   166    $   153
                                                                          ------     ------
Provision for loan losses...........................................          18         18
                                                                          ------     ------
Charge-offs:
  First mortgage....................................................           -          -
  Home equity and second mortgage...................................           -          -
  Consumer..........................................................           3          5
                                                                          ------     ------
Total charge-offs...................................................           3          5
Recoveries..........................................................           1          -
                                                                          ------     ------
Net (charge-offs) recoveries........................................          (2)        (5)
                                                                          ------     ------
Allowance balance (at end of period)................................     $   182    $   166
                                                                          ======     ======
Total loans outstanding.............................................     $37,664    $40,570
                                                                          ======     ======
Average loans outstanding...........................................     $38,493    $38,777
                                                                          ======     ======
Allowance for loan losses as a percent of total loans outstanding...        0.48%      0.41%
                                                                            ====       ====
Net loans charged off as a percent of average loans outstanding.....        0.01%      0.01%
                                                                            ====       ====


     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by collateral and the percent of loans in each category to total loans receivable, net, at the dates indicated. Management determines the allocation of the Bank's allowance for loan losses based on its assessment of the risk characteristics of each loan category. The change in allocation of the allowance from period to period also reflects the relative balances at year end of each loan category. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The allocation is subject to change as management's assessment of the risk characteristics of each loan category may change from time to time.

                                                       At September 30,
                                        --------------------------------------------
                                                2002                    2001
                                        --------------------    --------------------
                                                 Percent of              Percent of
                                                  Loans to                Loans to
                                         Amount  Total Loans    Amount   Total Loans
                                         ------  -----------    ------   -----------
                                                    (Dollars in Thousands)

At end of period allocated to:
First mortgage.........................    $168     92.31%       $144       90.04%
Home equity and second mortgage........       8      4.40          14        7.76
Consumer...............................       6      3.29           7        2.20
                                            ---    ------         ---      ------
Total allowance........................    $182    100.00%       $166      100.00%
                                            ===    ======         ===      ======


Investment Activities

     General. Federally chartered savings banks have the authority to invest in various types of liquid assets, including United States Government and government agency obligations, securities of various federal agencies and government-sponsored entities (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities and corporate debt securities.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

     The Company does not currently use or maintain a trading account. Debt and equity securities not classified as "held to maturity" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. The Company consults with an outside investment advisor in managing its investment portfolio.

     All of the Company's securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, the Company's liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on the Company's credit and interest rate risk and risk-based capital is also considered. The Company purchases securities to provide necessary liquidity for day-to-day operations, and when funds available for investment exceed loan demand.

     The investment policy of the Company, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing lending activities. Generally, the Company's investment policy is to invest funds in various categories of securities and maturities based upon the Company's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Board of Directors reviews the Company's securities portfolio on a monthly basis.

     The Company's securities classified as held to maturity totaled approximately $12.3 million at September 30, 2002, and consisted primarily of approximately $1.9 million in municipal obligations, $1.1 million in corporate bond obligations, $2.4 million in government agency obligations and $6.9 million of mortgage-backed securities. The Company's securities classified as available-for-sale totaled $8.6 million at September 30, 2002, including approximately $536,000 in municipal obligations, $1.5 million in government agency obligations, $1.2 million in corporate bond obligations, $2.7 million of mortgage- backed securities and $2.7 million in equity securities.

     The Company does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities which are not rated investment grade.

     The various obligations held in the Company's securities portfolio have varying characteristics as to rate, maturity and call provisions. Callable securities totaled approximately $4.5 million at September 30, 2002, and the Company's investment yield could be reduced if these securities are called prior to maturity.

     Mortgage-backed   Securities.   Mortgage-backed   securities   represent  a
participation interest in a pool of one- to four-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities secured by one- to four-family mortgages.

     The mortgage originators use intermediaries (generally United States Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as the Company receiving the principal and interest payments on the mortgages. Such United States Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

     Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The Company's mortgage-backed securities consist primarily of securities issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae"). Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements which offer nominal credit risk to the security holder.

     At September 30, 2002, the Company's mortgage-backed securities totaled $9.6 million.

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers may prepay obligations with and without prepayment penalties.

     Other Securities. Other securities held by the Company at September 20, 2002 consist of equity securities including FHLMC/FNMA stock totalling approximately $439,000, a mortgage securities mutual fund investment totalling approximately $2.3 million and a $304,000 investment in FHLB of Pittsburgh common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Pittsburgh, ownership of FHLB of Pittsburgh common shares is required. The mortgage securities mutual fund is composed of FHLMC, FNMA and GNMA mortgage-backed related securities and U.S. Treasury obligations, and is considered a prudent investment because the underlying mortgages are high quality, the shares owned are liquid and the income generates a sufficient return on assets within acceptable risk limitations. The other equity securities provide diversification and complement the Company's overall investment strategy.

Securities Portfolio

     The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.


                                                           At September 30,
                                                          ------------------
                                                            2002       2001
                                                          -------    -------
                                                            (In Thousands)
Securities Held to Maturity:

Government National Mortgage Association.............     $ 1,146    $  213
Federal Home Loan Mortgage Corporation...............           4         6
Federal National Mortgage Association................       5,742         4
Municipal bonds......................................       1,890       908
Government agency....................................       2,422         -
Corporate bonds......................................       1,093     1,254
                                                           ------     -----
  Total securities held to maturity..................      12,297     2,385
                                                           ------     -----
Securities available for sale (at fair value):

U.S. Government and government agency obligations....       1,524       201
Government National Mortgage Association.............         123       201
Federal Home Loan Mortgage Corporation...............         790       116
Federal National Mortgage Association................       1,752         -
Corporate bonds......................................       1,210         -
Municipal bonds......................................         536       795
Mortgage securities mutual fund......................       2,271       264
FHLMC/FNMA stock.....................................         439       385
                                                           ------     -----
 Total securities available for sale.................       8,645     1,962
                                                           ------     -----
    Total............................................     $20,942    $4,347
                                                           ======     =====

     Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2002.

                                                                     At September 30, 2002
                         ---------------------------------------------------------------------------------------------------------
                         One Year or Less    One to Five Years  Five to Ten Years  More than Ten Years Total Investment Securities
                         -----------------  ------------------  -----------------  ------------------- ---------------------------
                         Carrying  Average  Carrying  Average   Carrying  Average  Carrying  Average   Carrying  Average   Market
                           Value    Yield    Value     Yield     Value     Yield    Value     Yield      Value    Yield    Value
                         --------  -------  --------  -------   --------  -------  --------  -------   --------  -------   ------
                                                                     (Dollars in Thousands)


U.S. government agency
    securities..........   $    -    0.00%  $3,696      4.65%   $  250      6.00%   $     -     0.00%   $ 3,946     4.74%  $ 4,052

Mortgage-backed
    securities..........        -    0.00       28      8.35     1,016      5.70      8,513     5.61      9,557     5.63     9,652

Corporate bonds.........      250    2.03    1,539      6.89       165      7.00        349     6.07      2,303     6.25     2,351

Municipal bonds.........        -    0.00      444      3.58       279      4.30      1,703     5.08      2,426     4.72     2,539

Mortgage securities
    mutual fund ........    2,271    3.28        -      0.00         -      0.00          -     0.00      2,271     3.28     2,271

FHLMC/FNMA Stock........      439    5.00        -      0.00         -      0.00          -     0.00        439     5.00       439
                            -----            -----               -----               ------              ------             ------
  Total.................   $2,960    3.43%  $5,707      5.19%   $1,710      5.64%   $10,565     5.54%   $20,942     0.00%  $21,304
                            =====    ====    =====      ====     =====      ====     ======     ====     ======     ====    ======

Sources of Funds

     General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment. At September 30, 2002, the Company had $4.9 million in FHLB borrowings.

     Deposits. The Bank's current deposit products include certificates of deposit accounts ranging in terms from three months to five years as well as checking, savings, money market, club accounts and individual retirement accounts ("IRAs"). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. A majority of deposits are in fixed-term, market-rate certificate accounts.

     Deposits are obtained primarily from residents of Allegheny County. The Bank uses traditional methods of advertising to attract new customers and deposits, including print media, direct mail and inserts included with customer statements. The Bank does not utilize the services of deposit brokers. The Bank occasionally offers premiums or incentives for opening accounts.

     The Bank pays interest on its deposits which are generally competitive in its market. The determination of interest rates is based upon a number of factors, including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB. Interest rates are reviewed and set by the President and the Board of Directors at semi-monthly meetings.

     The Bank has a significant percentage of certificates of deposit in its deposit portfolio (46.3% at September 30, 2002). The Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

     Deposits in the Bank as of September 30, 2002, were represented by various types of savings programs described below.


                                                    Balance at         Percentage of
Category                     Interest Rate(1)   September 30, 2002    Total Deposits
--------                     ----------------   ------------------    --------------
                                              (Dollars in Thousands)

NOW Accounts(2)                   1.82%              $ 6,881               16.0%
Savings Accounts                  2.75                16,220               37.7

Certificates of Deposit(3):
2.00-2.99%                        2.62                 3,189                7.4
3.00-3.99%                        3.34                 4,676               10.9
4.00-4.99%                        4.43                 2,757                6.4
5.00-5.99%                        5.31                 4,570               10.6
6.00-6.99%                        6.32                 3,062                7.1
7.00-7.99%                        7.32                 1,631                3.8
                                                      ------              -----
     Total                        3.46               $42,986              100.0%
                                                      ======              =====

_______________

(1)  Weighted average rate as of September 30, 2002.
(2)  Includes money market accounts.
(3) Includes jumbo certificates of deposit of $4.9 million. See table of maturities of certificates of deposit of $100,000 or more.


     The following table sets forth the aggregate maturities of certificates of deposit at September 30, 2002.


                                                       (In Thousands)
                  2003....................                 $13,102
                  2004....................                   3,542
                  2005....................                   1,632
                  2006....................                     866
                  2007....................                     743
                                                            ------
                    Total                                  $19,885
                                                            ======


     The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002.

                                                       Certificates
          Maturity Period                               of Deposit
          ---------------                              -------------
                                                      (In Thousands)

          Within three months......................      $1,380
          Three through six months.................         956
          Six through twelve months................         961
          Over twelve months.......................       1,585
                                                          -----
                                                         $4,882
                                                          =====

     Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. The Bank has a line of credit for $4.0 million from the FHLB, maturing February 27, 2003 with an interest rate of 1.94% at September 30, 2002. The Bank had draws of $0 and $0 on this line of credit at September 30, 2002 and 2001, respectively.

     The following table sets forth certain information regarding Bank's borrowed funds.


                                                        Year Ended September 30,
                                                        ------------------------
                                                           2002          2001
                                                         --------     ----------
FHLB Advances:                                            (Dollars in Thousands)

Average balance outstanding.........................      $1,651         $128
Maximum amount outstanding
  at any month-end during the period................       5,000          650
Balance outstanding at end of period................       4,883            -
Weighted average interest rate during the period....       3.591%        6.25%
Weighted average interest rate at end of period.....       3.591%           -%

Subsidiary Activity

     The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.

Personnel

     As of September 30, 2002, the Bank had 9 full-time employees and 1 part-time employee. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Regulation

     Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. The U.S. government could adopt regulations or enact laws which restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them. This could reduce the profitability of the Bank and the Company and could impair the value of the Bank's franchise which could hurt the trading price of the Company's common stock.

Recent Legislation to Curtail Corporate Accounting Irregularities.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act which were effective August 29, 2002, and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.

     The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require the chief executive officer and chief financial officer of the Company to personally certify certain SEC filings and financial statements and to certify as to the existence of disclosure controls and procedures within the Company are designed to ensure that information required to be disclosed by the Company in its SEC filings is processed, summarized and reported accurately.

     The Act and regulations promulgated thereunder by the SEC also impose additional measures to be taken by the Company's officers, directors and outside auditors and impose accelerated reporting requirements by officers and directors of the Company in connection with certain changes in their equity holdings of the Company. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

Financial Modernization Legislation

     The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") repealed the prohibitions against bank affiliations with securities and insurance firms. The GLB Act authorizes qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines financial in nature to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

     The GLB Act repeals the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. As a result, any savings and loan holding company formed after May 4, 1999, such as the Company, is subject to statutory and regulatory restrictions on its business activities.

     In addition, the GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings banks. Specifically, the statute, among other things, requires financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators, including the OTS, have promulgated final regulations implementing these provisions, which became effective July 1, 2001.

     Furthermore, the GLB Act also enacts significant changes to the Federal Home Loan Bank System. The GLB Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri- businesses. The GLB Act also makes membership in a regional Federal Home Loan Bank voluntary for federal savings banks.

Regulation of Reserve Bancorp, Inc.

     General. The Company is a savings and loan holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. The Company is registered as a savings and loan holding company and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company

     Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the GLB Act. As a result, the Company (and its non-savings institution subsidiaries, if any exist in the future) is subject to statutory and regulatory restrictions on its business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the nonbanking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

     Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Regulation of Mt. Troy Bank

     General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.

     The OTS regularly examines the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations. The Bank's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in applicable statutory and regulatory requirements, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The assessment rate for most savings institutions, including the Bank, is currently 0%.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank is in compliance with these regulatory capital standards.

     In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

     For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain nonwithdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any nonwithdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and nonmortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "nonincludable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

     The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

     A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance- sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

     A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years;
(iii) it would not adequately be capitalized after the capital distribution;  or
(iv) the distribution would violate an agreement with the OTS or applicable regulations.

     The Bank is required to file a capital distribution notice or application with the OTS before paying any dividend to the Company However, capital distributions by the Company, as a savings and loan holding company, are not subject to the OTS capital distribution rules.

     The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

     Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2002 and in each of the last twelve months and, therefore, qualifies as a QTL.

     Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS. The Bank received a "satisfactory" overall rating in its most recent CRA examination.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

     Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

     Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Item 2.  Description of Property.

(a)      Properties.

     The Bank's main office is located at 2000 Mt. Troy Road, Pittsburgh, Pennsylvania. The Bank also conducts its business through a full-service branch office located at 1930 Spring Garden Avenue, Pittsburgh, Pennsylvania. The Bank's branch office is located inside a Shop'n Save supermarket. The Bank uses an outside service company for its data processing.

     The following table sets forth the location of the Bank's main office and branch office, the year the offices were opened and the net book value of each office and its related equipment.


                             Year Facility  Leased or    Net Book Value at
      Office Location           Opened        Owned     September 30, 2002
      ---------------           ------      ---------   ------------------

      Main Office                1973         Owned          $281,038
      Branch Office              1976        Leased           11,254

(b)  Investment Policies.

     See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities and - Bank Regulation," and "Item
2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Bank Regulation."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and - Bank Regulation."

(c)  Description of Real Estate and Operating Data.

     Not Applicable.

Item 3. Legal Proceedings

     There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2002 (the "Annual Report") is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The  information  contained  under  the  section  captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

     The Registrant's financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial  Ownership  Reporting  Compliance"  and  "Proposal  I -  Election  of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2002 (the "Proxy Statement") is incorporated herein by reference.

Item 10. Executive Compensation

     The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

     (b) Security Ownership of Management

     Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

     (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth below is information as of September 30, 2002 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance. As of September 30, 2002, the Registrant had no equity compensation plans to be disclosed pursuant to this item.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                               (a)                      (b)                         (c)
                                                                                           Number of securities
                                      Number of securities        Weighted-average        remaining available for
                                        to be issued upon        exercise price of         future issuance under
                                           exercise of              outstanding             equity compensation
                                      outstanding options,       options, warrants      plans (excluding securities
                                      warrants and rights           and rights           reflected in column (a))
                                      --------------------       -----------------      ---------------------------

Equity compensation plans
  approved by shareholders.........             -                        -                           -
Equity compensation plans
  not approved
  by shareholders..................             -                        -                           -
     TOTAL........................              -                        -                           -



Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 14. Exhibits, List, and Reports on Form 8-K

     (a) Listed below are all financial statements and exhibits filed as part of this report.

     1. The consolidated statements of financial condition of the Company as of September 30, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, together with the related notes and the independent auditors' report.

     2. Schedules omitted as they are not applicable.

     3. The following exhibits are included in this Report or incorporated herein by reference:

    (a) List of Exhibits:


    3(i)  Articles of Incorporation of Reserve Bancorp, Inc. *
    3(ii) Bylaws of Reserve Bancorp, Inc. *
    13    Annual Report to Stockholders  for the fiscal year ended September 30,
          2002
    21    Subsidiaries of the Registrant (See "Item 1. Description of Business)
    99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _______________
     * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 75212 filed with the SEC on December 14, 2001.

    (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 26, 2002.

                                        RESERVE BANCORP, INC.


                                        By:  /s/ Richard A. Sinewe
                                             -----------------------------------
                                             Richard A. Sinewe
                                             President
                                             (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 26, 2002.



/s/ Richard A. Sinewe             /s/ David P. Butler
-----------------------------     ----------------------------------------------
Richard A. Sinewe                 David P. Butler
President and Director            Chairman of the Board


/s/ Louis J. Slais                /s/ Robert B. Shust
-----------------------------     ----------------------------------------------
Louis J. Slais                    Robert B. Shust
Vice Chairman of the Board        Vice Chairman of the Board, Secretary and
                                  Director



/s/ Timothy Schneider             /s/ Robert B. Kastan
-----------------------------     ----------------------------------------------
Timothy Schneider                 Robert B. Kastan
Director                          Treasurer/Controller
                                  (Principal Accounting and Financial Officer)

                            SECTION 302 CERTIFICATION

     I, Richard A. Sinewe, President, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Reserve Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 26, 2002                             /s/ Richard A. Sinewe
                                                    ----------------------------
                                                    Richard A. Sinewe, President

                            SECTION 302 CERTIFICATION

     I, Robert B. Kastan, Treasurer/Controller, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Reserve Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 26, 2002                                 /s/ Robert B. Kastan
                                                        ------------------------
                                                        Robert B. Kastan
                                                        Treasurer/Controller