Form 10QSB
period 2002-12-31
RESERVE BANCORP INC
filed 2003-02-14
CIK 1163542

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission File Number 0-49696

                              RESERVE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Pennsylvania                                         23-3102103
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                    15212
--------------------------------------------                    -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (412) 322-6107
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

                       X      Yes                  No
                  -----------           ----------

As of February 13, 2003, there were 757,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                              Yes           X      No
                  -----------           ----------

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index


PART I.                                                                                                Page(s)
-------                                                                                                -------
FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of December 31, 2002
       (Unaudited) and September 30, 2002..................................................................3

     Consolidated Statements of Income - (Unaudited) for the
       three months ended December 31, 2002 and 2001.......................................................4

     Consolidated Statements of Cash Flows - (Unaudited) for the three months ended December 31, 2002 and 2001...........................................................5-6

     Notes to (Unaudited) Consolidated Financial Statements..............................................7-8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................................9-11

PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................12

Item 2.      Changes in Securities........................................................................12

Item 3.      Defaults Upon Senior Securities..............................................................12

Item 4.      Submission of Matters to a Vote of Security Holders..........................................12

Item 5.      Other Information............................................................................12

Item 6.      Exhibits and Reports on Form 8-K.............................................................12

Signatures   ..........................................................................................13-16

                                      (2)

                              RESERVE BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,   September 30,
                                                                   2002            2002
                                                                (UNAUDITED)      (AUDITED)
                                                                ------------   ------------
                                     ASSETS
Cash and cash equivalents
      Interest bearing .....................................   $  1,873,460    $  1,335,623
      Non-interest bearing .................................        345,919         319,537
Interest-bearing deposits in other banks ...................      1,796,021       1,795,869
Securities held-to-maturity (estimated fair value of
      $5,950,102 and $5,672,445) ...........................      5,554,116       5,405,046
Mortgage-backed securities held-to-maturity (estimated
      fair value of $6,659,988 and $6,986,926) .............      6,522,417       6,891,886
Securities available-for-sale, at fair value ...............      8,630,162       5,979,584
Mortgage-backed securities available-for-sale, at fair value      2,452,460       2,665,481
Loans, net .................................................     34,923,346      35,016,785
Federal Home Loan Bank stock, at cost ......................        376,600         303,600
Accrued interest receivable ................................        462,791         421,735
Premises and equipment, net ................................        376,858         369,237
Prepaid expenses ...........................................         20,408          13,040
Deferred income taxes ......................................         40,580          42,299
                                                               ------------    ------------
      TOTAL ASSETS .........................................   $ 63,375,138    $ 60,559,722
                                                               ============    ============


                        LIABILITIES AND RETAINED EARNINGS

Deposits ...................................................   $ 45,884,511    $ 42,986,487
Federal Home Loan Bank advances ............................      4,432,717       4,883,312
Advances from borrowers for taxes and insurance ............        216,968          61,835
Accrued interest payable ...................................        117,472         119,641
Other liabilities ..........................................        198,392         158,504
                                                               ------------    ------------
      TOTAL LIABILITIES ....................................     50,850,060      48,209,779
                                                               ------------    ------------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding .....................................              -               -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued .............         75,750          75,750
Additional paid-in-capital .................................      7,094,022       7,089,908
Retained earnings - substantially restricted ...............      5,808,742       5,654,945
Accumulated other comprehensive income, net of
      applicable income taxes of $44,005 and $42,286 .......         62,816          60,340
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP) ..........................................       (516,252)       (531,000)
                                                               ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY ...........................     12,525,078      12,349,943
                                                               ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 63,375,138    $ 60,559,722
                                                               ============    ============

See accompanying notes to the unaudited financial statements.

                                      (3)

                         RESERVE BANCORP, INC

             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                Three Months Ended
                                                    December 31,
                                                 2002        2001
                                               --------   --------
INTEREST AND DIVIDEND INCOME
      Loans                                    $632,310   $733,659
      Investments                               159,542     50,005
      Mortgaged-backed securities               116,148      9,349
      Interest-earning demand deposits           26,809     13,210
      FHLB stock                                  3,250      5,000
                                               --------   --------

                                                938,059    811,223
                                               --------   --------

INTEREST EXPENSE
      Deposits                                  371,808    416,445
      Advances from Federal Home Loan Bank       41,218          -
                                               --------   --------

                                                413,026    416,445
                                               --------   --------
                 NET INTEREST INCOME            525,033    394,778

PROVISION FOR LOAN LOSSES                         4,500      4,500
                                               --------   --------

                 NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES    520,533    390,278
                                               --------   --------
NONINTEREST INCOME
      Service charges and other fees             49,635     36,398
      Income from real estate rental              2,150      1,200
      Gain on sale of investments                16,793          -
                                               --------   --------

                                                 68,578     37,598
                                               --------   --------
NONINTEREST EXPENSE
      Compensation and benefits                 146,980    119,255
      Occupancy and equipment expense            24,723     28,056
      Federal insurance premiums                  6,117      6,783
      Service bureau expense                     25,517     26,074
      Other                                      81,547     64,462
                                               --------   --------

                                                284,884    244,630
                                               --------   --------

                 INCOME BEFORE INCOME TAX       304,227    183,246

INCOME TAX EXPENSE                              112,554     66,316
                                               --------   --------

                 NET INCOME                    $191,673   $116,930
                                               ========   ========

EARNINGS PER SHARE - BASIC                     $   0.27        N/A

WEIGHTED AVERAGE SHARES OUTSTANDING             702,433          -

See accompanying notes to the unaudited financial statements.

                                      (4)

                              RESERVE BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three Months Ended
                                                                        December 31,
                                                                    2002           2001
                                                                -----------    -----------
OPERATING ACTIVITIES
Net income                                                      $   191,673    $   116,930
Adjustments to reconcile change in net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                            19,917         20,700
           Premiums and discounts on investment securities            8,381          2,151
      Provision for loan losses                                       4,500          4,500
      Depreciation and amortization of premises and equipment        10,560         12,211
      Net gain on sales of securities available-for-sale            (16,793)             -
      Amortization of ESOP unearned compensation                     18,862              -
      (Increase) decrease in:
           Accrued interest receivable                              (41,056)         4,743
           Prepaid expenses                                          (7,368)       (97,665)
      Increase (decrease) in:
           Other liabilities                                         37,719          2,089
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 226,395         65,659
                                                                -----------    -----------

INVESTING ACTIVITIES
      Proceeds from maturities of interest-bearing deposits
           in other banks                                                 -        100,000
      Proceeds from maturities and calls of
           securities held-to-maturity                              250,000        250,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity              364,475         20,715
      Purchases of securities held-to-maturity                     (400,000)    (1,050,000)
      Proceeds from sales of securities available-for-sale          216,793              -
      Purchases of securities available-for-sale                 (3,094,939)             -
      Proceeds from maturities and calls of
           securities available-for-sale                            250,000        460,000
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale            208,968         38,044
      Purchases of FHLB stock                                       (73,000)             -
      Purchases of premises and equipment                           (18,181)       (41,249)
      Net loan originations and principal repayments on loans        69,022        292,302
                                                                -----------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (2,226,862)        69,812
                                                                -----------    -----------

See accompanying notes to the unaudited financial statements.

                                       (5)

                              RESERVE BANCORP, INC

                                                                Three Months Ended
                                                                     December 31,
                                                                 2002           2001
                                                             -----------    -----------
FINANCING ACTIVITIES
      Net decrease in FHLB advances                             (450,595)             -
      Net increase in deposits                                 2,898,024      1,065,034
      Dividends paid                                             (37,876)             -
      Net increase in advances from borrowers
           for taxes and insurance                               155,133        156,418
                                                             -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,564,686      1,221,452
                                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        564,219      1,356,923

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 1,655,160      1,059,956
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 2,219,379    $ 2,416,879
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings   $   415,195    $   442,250
                                                             ===========    ===========

      Income taxes                                           $    12,025    $         -
                                                             ===========    ===========

Loans transferred to foreclosed real estate owned            $         -    $    32,850
                                                             ===========    ===========

See accompanying notes to the unaudited financial statements.

                                      (6)

                              RESERVE BANCORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the September 30, 2002 audited consolidated financial statements, including the notes thereto.

NOTE B - BUSINESS/PLAN OF CONVERSION

Reserve Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Mt. Troy Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Prior to fiscal 2002, the financial statements include the accounts of the Bank only. The operating results of the Company depend primarily upon the operating results of the Bank and, to a lesser extent, income from interest-earning assets such as investment securities. Mt. Troy Bank is a federally-chartered, SAIF-insured stock savings bank conducting business from two offices, Reserve Township and the City of Pittsburgh. The Bank's principal sources of revenue originate from its portfolio of residential real estate and commercial mortgage loans as well as income from investment and mortgage-backed securities. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

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

NOTE C - EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Bank's Employee Stock Ownership Plan, during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the effect of stock options, if dilutive, in accordance with SFAS 128. At December 31, 2002, the Company did not have any stock options or potentially dilutive common stock equivalents outstanding.

                                                  Three Months Ended
                                                     December 31,
                                                  -------------------
                                                    2002       2001
                                                  --------   --------
Net income                                        $191,673   $116,930
                                                  ========   ========

Income available to common stockholders
  Used in basic EPS                               $191,673   N/A
                                                  ========   ========

Weighted average number of shares
  Used in basic EPS                                702,433   N/A
                                                  ========   ========

The Company currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

                                      (7)

                              RESERVE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On December 31, 2002, the loan had an outstanding balance of $531,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three month period ended December 31, 2002, compensation from the ESOP of $18,862 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 2002, the ESOP had 5,900 allocated shares and 53,100 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2002 and 2001 was $198,260 and $123,034, respectively.

NOTE F - ASSET QUALITY

At December 31, 2002 and September 30, 2002, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $399,000 and $385,000, respectively. Nonperforming loans were 1.14% of total loans at December 31, 2002. Total nonperforming assets as a percent of total assets at December 31, 2002 was 0.63%.

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

Changes in Financial Condition

Our total assets of $63.4 million at December 31, 2002, are reflective of an increase of $2.8 million or 4.6% as compared to $60.6 million at September 30, 2002. Stockholders' equity increased by $175,000 to $12.5 million at December 31, 2002, as compared to $12.3 million at September 30, 2002. The increase in total assets was due to increases in cash and cash equivalents, and investment securities, partially offset by decreases in loans receivable and mortgage-backed securities. The increase in the liabilities was primarily due to increases in savings deposits and certificates. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $2,219,000 at December 31, 2002, an increase of $564,000 or 34.1% as compared to $1,655,000 at September 30, 2002. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.8 million at December 31, 2002, and at September 30, 2002.

Investment Securities. Investment securities totaled $14,184,000 at December 31, 2002, an increase of $2,799,000 or 24.6%, as compared to $11,385,000 at
September 30, 2002. This was primarily a result of purchases of $3.5 million of FHLB bonds, and municipal securities, offset by the proceeds from maturities, sales, and calls totaling $700,000.

Mortgage-backed Securities. Mortgage-backed securities totaled $8,975,000 at December 31, 2002, a decrease of $582,000 or 6.1%, as compared to $9,557,000 at September 30, 2002. The decrease was primarily due to principal repayments totaling $573,000.

Loans Receivable, net. Net loans receivable at December 31, 2002 totaled $34,923,000, a decrease of $94,000 or 0.3%, as compared to $35,017,000 at
September 30, 2002. The decrease was primarily due to net principal repayments.

Deposits. Total deposits, after interest credited, increased $2,899,000 or 6.7% to $45,885,000 at December 31, 2002, as compared to $42,986,000 at September 30, 2002. The increase was primarily due to increases in statement savings accounts and certificates of deposits.

FHLB Advances. FHLB advances totaled $4.4 million at December 31, 2002 as compared to $4.8 million at September 30, 2002.

                                      (9)

Stockholders' Equity. Stockholders' equity totaled $12,525,000 at December 31, 2002, as compared to $12,350,000 at September 30, 2002. The increase of $175,000 or 1.4% was due to earnings for the three months ended December 31, 2002 of $192,000, along with an increase in accumulated other comprehensive income of $2,000, and an increase of $19,000 from the release of ESOP shares, less dividends paid of $38,000.

Results of Operations for the Three months Ended December 31, 2002 and 2001

Net Income. We recorded net income of $192,000 for the three months ended December 31, 2002, as compared to net income of $117,000 for the three months ended December 31, 2001. The $75,000 or 64.1% increase in net income for the three months ended December 31, 2002 was primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $130,000 or 32.9% for the three months ended December 31, 2002, as compared to the three-month period ended December 31, 2001. Although the average balance of interest-earning assets increased $17.9 million or 41.6%, the average yield earned thereon decreased 138 basis points. The average balance of interest-bearing liabilities increased by $10.4 million or 27.2%, however, the average rate paid thereon decreased 95 basis points.

The net interest rate spread decreased to 2.78% for the three month period ended December 31, 2002 from 3.21% for the three month period ended December 31, 2001.

Interest Income. Interest income increased $127,000 or 15.7% to $938,000 for the three month period ended December 31, 2002, as compared to $811,000 for the three month period ended December 31, 2001. The increase is due primarily to a higher balance of interest-earning assets in the 2002 period following the completion of the Company's stock offering in April 2002.

Interest on loans receivable decreased $102,000 or 13.9% for the three months ended December 31, 2002, as compared to the three month period ended December 31, 2001. This decrease was the result of a $1.7 million decrease in the average balance of loans receivable, and a 78 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $110,000 or 220% for the three months ended December 31, 2002 as compared to the three month period ended December 31, 2001. The increase was the result of a $8.48 million increase in the average balance of investment securities and a 26 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities increased $107,000 or more than 11 times for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. This increase was the result of a $8.71 million increase in the average balance of mortgage-backed securities, partially offset by a 126 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets and FHLB stock increased $12,000 or 66.7% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The increase was primarily due to a $2.4 million increase in the average interest-earning deposits at other financial institutions, partially offset by an 108 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.17% and 7.56% for the three month periods ended December 31, 2002 and 2001, respectively.

Interest Expense. Interest expense totaled $413,000 for the three months ended December 31, 2002, as compared to $416,000 for the three months ended December 31, 2001. The $3,000 or 0.7% decrease was primarily due to a 95 basis point decrease in the average rate paid on the total average interest-bearing


                                      (10)
liabilities,   partially   offset  by  an  increased   average  balance  of  all
interest-bearing liabilities of $10.4 million.

Interest expense on deposits totaled $372,000 for the three months ended December 31, 2002, as compared to $416,000 for the three months ended December 31, 2001. The $44,000 or 10.6% decrease was primarily due to a 95 basis point decrease in the average rate paid thereon, partially offset by a $5.7 million increase in the average balance of deposits.
Interest on FHLB advances increased $41,000 for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The increase was due to an increase of the borrowings outstanding.

Provision for Loan Losses. During the three month periods ended December 31, 2002 and 2001, we established provisions for loan losses of $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the three months ended December 31, 2002, noninterest income increased $31,000 or 81.6%, as compared to the three months ended December 31, 2001, primarily due to a $17,000 increase on gains of sale of investments and a $14,000 increase in service charges and other fee income.

Noninterest Expense. Total noninterest expense increased by $40,000 or 16.3% during the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The increase was primarily attributable to increases of $28,000 in compensation and employees benefits, including $19,000 attributable to the ESOP plan, and a $10,000 increase in legal expense.

Income Tax Expense. The provision for income tax totaled $113,000 for the three months ended December 31, 2002 as compared to $66,000 for the three months ended December 31, 2001. The $47,000 increase was due to increased income.

Liquidity and Capital Resources

Our primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. We maintain liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 2002, we had obligations to fund outstanding loan commitments of approximately $264,000, for which adequate resources were available to fund these loans.

At December 31, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 2002, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

                                      (11)

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

                    Not Applicable

Item 5.      Other Information
             -----------------

                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)      Exhibits

                      99.1 Certification pursuant to 18 U.S.C.ss.1350

             (b)      Reports

                    During the quarter ended December 31, 2002, the Registrant filed a Current Report on Form 8-K dated November 26, 2002 to report the declaration of a semi-annual dividend.

                                      (12)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RESERVE BANCORP, INC.



Date:  February 14, 2003         By    /s/ Richard A. Sinewe
                                       -----------------------------------------
                                       Richard A. Sinewe
                                       President
                                       (Principal Executive Officer)



Date:  February 14, 2003          By   /s/ Robert B. Kastan
                                       -----------------------------------------
                                       Robert B. Kastan
                                       Treasurer/Controller
                                       (Principal Financial/Accounting Officer)

                            SECTION 302 CERTIFICATION

     I, Richard A. Sinewe, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reserve Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003               /s/ Richard A. Sinewe
                                      ------------------------------------------
                                      Richard A. Sinewe
                                      President


                                      (14)

                            SECTION 302 CERTIFICATION

     I, Robert B. Kastan, Treasurer/Controller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reserve Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                  /s/ Robert B. Kastan
                                         ---------------------------------------
                                         Robert B. Kastan
                                         Treasurer/Controller

                                      (15)