Form 10QSB
period 2003-03-31
RESERVE BANCORP INC
filed 2003-05-15
CIK 1163542

10QSB
                                   Form 10QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

                         Commission File Number 0-49696

                              RESERVE BANCORP, INC.
              ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


              Pennsylvania                             23-3102103
   ---------------------------------         --------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
      incorporation or organization)                    Number)

   2000 Mt. Troy Road, Pittsburgh, Pennsylvania         15212
   --------------------------------------------        --------
   (Address of principal executive offices)            Zip Code)


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

                     X    Yes                        No
                  -------                      ------

As of May __, 2003 there were 757,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes                    X   No
                  -------                      ------

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                                              Page(s)
-------                                                                                              -------

FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of March 31, 2003
       (Unaudited) and September 30, 2002 (Audited)........................................................3

     Consolidated Statements of Income - (Unaudited) for the
       three and six months ended March 31, 2003 and 2002..................................................4

     Consolidated Statements of Cash Flows - (Unaudited) for the six
       months ended March 31, 2003 and 2002............................................................5 - 6

     Notes to (Unaudited) Consolidated Financial Statements............................................7 - 8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................................9 - 13

Item 3.      Controls and Procedures......................................................................13


PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................14

Item 2.      Changes in Securities........................................................................14

Item 3.      Defaults Upon Senior Securities..............................................................14

Item 4.      Submission of Matters to a Vote of Security Holders..........................................14

Item 5.      Other Information............................................................................14

Item 6.      Exhibits and Reports on Form 8-K.............................................................14

Signatures   ........................................................................................15 - 17




                                      (2)

                                              RESERVE BANCORP, INC

                                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,          September 30,
                                                                           2003                 2002
                                                                        (UNAUDITED)           (AUDITED)
                                                                       ---------------  -----------------
                                     ASSETS
Cash and cash equivalents
      Interest bearing                                                    $ 3,031,434        $ 1,335,623
      Non-interest bearing                                                    305,529            319,537
Interest-bearing deposits in other banks                                    1,896,202          1,795,869
Securities held-to-maturity (estimated fair value of
      $4,890,035 and $5,950,102)                                            4,653,355          5,405,046
Mortgage-backed securities held-to-maturity (estimated
      fair value of $6,178,990 and $6,659,988)                              6,017,537          6,891,886
Securities available-for-sale, at fair value                               10,645,939          5,979,584
Mortgage-backed securities available-for-sale, at fair value                8,114,049          2,665,481
Loans, net                                                                 34,826,990         35,016,785
Federal Home Loan Bank stock, at cost                                         645,100            303,600
Accrued interest receivable                                                   508,614            421,735
Premises and equipment, net                                                   382,717            369,237
Prepaid expenses                                                               30,384             13,040
Deferred income taxes                                                          40,921             42,299
                                                                          -----------        -----------

      TOTAL ASSETS                                                        $71,098,771        $60,559,722
                                                                          ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $48,401,579        $42,986,487
Federal Home Loan Bank advances                                             9,425,000          4,883,312
Advances from borrowers for taxes and insurance                               220,071             61,835
Accrued interest payable                                                      134,015            119,641
Other liabilities                                                             188,816            158,504
                                                                          -----------        -----------

      TOTAL LIABILITIES                                                    58,369,481         48,209,779
                                                                          -----------        -----------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                              -                  -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                                 75,750             75,750
Additional paid-in-capital                                                  7,100,646          7,089,908
Retained earnings - substantially restricted                                5,991,206          5,654,945
Accumulated other comprehensive income, net of
      applicable income taxes of $43,306 and $44,005                           63,192             60,340
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                            (501,504)          (531,000)
                                                                          -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY                                           12,729,290         12,349,943
                                                                          -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $71,098,771        $60,559,722
                                                                          ===========        ===========

See accompanying notes to the unaudited financial statements

                                       (3)

                              RESERVE BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                   Three Months Ended                Six Months Ended
                                                                        March 31,                        March 31,
                                                                  2003            2002            2003              2002
                                                                 --------       ---------       ----------         ----------

INTEREST AND DIVIDEND INCOME
      Loans                                                      $638,419        $696,265       $1,270,729         $1,429,924
      Investments                                                 171,603          71,384          331,145            126,943
      Mortgaged-backed securities                                 121,925           7,434          238,073             16,783
      Interest-earning demand deposits                             26,151          19,138           52,960             26,794
      FHLB stock                                                    3,250           2,999            6,500              7,999
                                                                 --------        --------       ----------         ----------
                                                                  961,348         797,220        1,899,407          1,608,443
                                                                 --------        --------       ----------         ----------

INTEREST EXPENSE
      Deposits                                                    371,118         393,337          742,926            809,782
      Advances from Federal Home Loan Bank                         50,526               -           91,744                  -
                                                                 --------        --------       ----------         ----------
                                                                  421,644         393,337          834,670            809,782
                                                                 --------        --------       ----------         ----------

                 NET INTEREST INCOME                              539,704         403,883        1,064,737            798,661

PROVISION FOR LOAN LOSSES                                           4,500           4,500            9,000              9,000
                                                                 --------        --------       ----------         ----------

                 NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES                      535,204         399,383        1,055,737            789,661
                                                                 --------        --------       ----------         ----------

NONINTEREST INCOME
      Service charges and other fees                               46,872          38,202           96,507             74,600
      Income from real estate rental                                3,150           1,200            5,300              2,400
      Gain on sale of investments                                  17,955               -           34,748                  -
                                                                 --------        --------       ----------         ----------
                                                                   67,977          39,402          136,555             77,000
                                                                 --------        --------       ----------         ----------

NONINTEREST EXPENSE
      Compensation and benefits                                   155,122         131,617          302,102            250,872
      Occupancy and equipment expense                              29,213          28,969           53,936             57,025
      Federal insurance premiums                                    1,825           4,764            7,942             11,547
      Service bureau expense                                       28,986          28,300           54,503             54,374
      Other                                                       100,892          65,662          182,439            130,124
                                                                 --------        --------       ----------         ----------
                                                                  316,038         259,312          600,922            503,942
                                                                 --------        --------       ----------         ----------

                 INCOME BEFORE INCOME TAX                         287,143         179,473          591,370            362,719

INCOME TAX EXPENSE                                                104,680          64,952          217,234            131,268
                                                                 --------        --------       ----------         ----------
                 NET INCOME                                      $182,463        $114,521       $  374,136         $  231,451
                                                                 ========        ========       ==========         ==========

EARNINGS PER SHARE - BASIC                                       $   0.26           N/A               0.53             N/A

WEIGHTED AVERAGE SHARES OUTSTANDING                               703,908             -            703,171               -


See accompanying notes to the unaudited financial statements

                                      (4)

                              RESERVE BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Six Months Ended
                                                                                     March 31,
                                                                               2003             2002
                                                                           -----------       ----------

OPERATING ACTIVITIES
Net income                                                                  $  374,136       $  231,451
Adjustments to reconcile change in net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                                       (3,603)         (42,409)
           Premiums and discounts on investment securities                      26,239           (5,279)
      Provision for loan losses                                                  9,000            9,000
      Depreciation and amortization of premises and equipment                   22,426           23,039
      Net gain on sales of securities available-for-sale                       (34,748)               -
      Amortization of ESOP unearned compensation                                40,234                -
      (Increase) decrease in:
           Accrued interest receivable                                         (86,879)          11,549
           Prepaid expenses                                                    (17,344)          (3,841)
           Deferred income tax                                                  (4,027)               -
      Increase (decrease) in:
           Other liabilities                                                    44,686          (37,370)
                                                                            ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      370,120          186,140
                                                                            ----------       ----------

INVESTING ACTIVITIES
      Proceeds from maturities of interest-bearing deposits
           in other banks                                                      100,000          100,000
      Purchases of interest-bearing deposits in other banks                   (200,028)        (396,520)
      Proceeds from maturities and calls of
           securities held-to-maturity                                         900,000          749,477
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                         862,539           36,326
      Purchases of securities held-to-maturity                                (150,000)      (3,836,431)
      Purchases of securities available-for-sale                            (5,655,657)               -
      Proceeds from sales of securities available-for-sale                     292,098                -
      Proceeds from maturities and calls of
           securities available-for-sale                                       750,000          460,000
      Purchases of mortgage-backed securities available-for-sale            (5,906,748)               -
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale                       435,346           98,716
      Purchases of FHLB stock                                                 (341,500)               -
      Purchases of premises and equipment                                      (35,906)         (62,680)
      Net loan originations and principal repayments on loans                  184,398        1,794,119
                                                                            ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                                       (8,765,458)      (1,056,993)
                                                                            ----------       ----------

See accompanying notes to the unaudited financial statements



                                      (5)

                              RESERVE BANCORP, INC


                                                                               Six Months Ended
                                                                                   March 31,
                                                                            2003              2002
                                                                         -----------       -----------

FINANCING ACTIVITIES
      Net increase in FHLB advances                                        4,541,688                 -
      Net increase in deposits                                             5,415,092         4,795,767
      Dividends paid                                                         (37,875)                -
      Net increase in advances from borrowers
           for taxes and insurance                                           158,236           286,128
      Payment of conversion costs                                                  -          (174,836)
                                                                         -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,077,141         4,907,059
                                                                         -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,681,803         4,036,206

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             1,655,160         1,059,956
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 3,336,963       $ 5,096,162
                                                                         ===========       ===========


SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings               $   820,296       $   847,555
                                                                         ===========       ===========
      Income taxes                                                       $   144,166       $    70,325
                                                                         ===========       ===========

See accompanying notes to the unaudited financial statements



                                      (6)

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B - BUSINESS/PLAN OF CONVERSION

Reserve Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Mt. Troy Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Prior to fiscal 2002, the financial statements include the accounts of the Bank only. The operating results of the Company depend primarily upon the operating results of the Bank and, to a lesser extent, income from interest-earning assets such as investment securities. Mt. Troy Bank is a federally-chartered, SAIF-insured stock savings bank. The Bank conducted business from two offices, Reserve Township and the City of Pittsburgh, through April 2003. In April 2003, the Pittsburgh branch was closed due to the landlord's decision to close the supermarket in which the branch was located. The Bank's principal sources of revenue originate from its portfolio of residential real estate and commercial mortgage loans as well as income from investment and mortgage-backed securities. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

On April 5,  2002,  the  Bank  completed  its  mutual-to-stock  conversion  (the
"Conversion"). In connection with the Conversion, the Company sold 757,500 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became a wholly-owned subsidiary of the Company.

The common stock of the Company began trading on the OTC Bulletin Board on April 8, 2002 under the symbol "RSVB."

NOTE C - EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Bank's Employee Stock Ownership Plan, during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the effect of stock options, if dilutive, in accordance with SFAS 128. At March 31, 2003, the Company did not have any stock options or potentially dilutive common stock equivalents outstanding. Stockholders of the Company ratified the adoption of the 2003 Stock Option Plan at a meeting of stockholders on April 8, 2003.

                                                             Three Months Ended               Six Months Ended
                                                                  March  31,                       March 31,
                                                      -----------------------------       -----------------------
                                                         2003               2002              2003          2002
                                                         ----              -----              ----          ----

Net Income                                            $   182,463        $  114,521       $ 374,136      $231,451

Less income attributable to pre-stock conversion
  period (all income through April 4, 2002)                     -          (114,521)              -      (231,451)
                                                      -----------        ----------       ---------      --------

Income available to common stockholders
  used in basic EPS                                   $   182,463        $        -       $ 374,136             -
                                                      ===========        ==========       =========      ========

Weighted average number of shares
  used in basic EPS                                       703,908           N/A             703,171         N/A
                                                      ===========                         =========




                                      (7)

NOTE D - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On March 31, 2003, the loan had an outstanding balance of $531,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the six month period ended March 31, 2003, compensation from the ESOP of $40,234 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 2003, the ESOP had 7,375 allocated shares and 51,625 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2003 and 2002 was $182,839 and $100,860, respectively. Total comprehensive income for the six months ended March 31, 2003 and 2002 was $376,988 and $223,894, respectively.

NOTE F - ASSET QUALITY

At March 31, 2003 and September 30, 2002, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $449,000 and $385,000, respectively. Nonperforming loans were 1.28% of total loans at March 31, 2003. Total nonperforming assets as a percent of total assets at March 31, 2003 was 0.63%.


                                      (8)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Changes in Financial Condition

Our total assets of $71.1 million at March 31, 2003, are reflective of an increase of $10.5 million or 17.4% as compared to $60.6 million at September 30, 2002. Stockholders' equity increased by $379,000 to $12.7 million at March 31, 2003, as compared to $12.3 million at September 30, 2002. The increase in total assets was due to increases in cash and cash equivalents, mortgage-backed securities, and investment securities, partially offset by a decrease in loans receivable. The increase in the liabilities was primarily due to increases in FHLB advances and savings deposits and certificates. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $3,337,000 at March 31, 2003, an increase of $1,682,000 or 101.6% as compared to $1,655,000 at September 30, 2002. This increase was primarily due to excess liquidity being held as interest-bearing deposits at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.9 million at March 31, 2003 and $1.8 million at September 30, 2002. The increase was due to an additional purchase of a certificated of deposit totaling $100,000.

Investment Securities. Investment securities totaled $15,299,000 at March 31, 2003, an increase of $3,914,000 or 34.4%, as compared to $11,385,000 at
September 30, 2002. This was primarily a result of purchases of $5.8 million of government agency obligations and corporate bonds, offset by the proceeds from maturities, sales, and calls totaling $1.9 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $14,132,000 at March 31, 2003, an increase of $4,575,000 or 47.9%, as compared to $9,557,000 at
September 30, 2002. The increase was primarily due to purchases of $5.8 million, offset by principal repayments totaling $1,298,000.

Loans Receivable, net. Net loans receivable at March 31, 2003 totaled $34,827,000, a decrease of $190,000 or 0.5%, as compared to $35,017,000 at
September 30, 2002. The decrease was primarily due to principal repayments exceeding new loan originations.

Deposits. Total deposits, after interest credited, increased $5,416,000 or 12.6% to $48,402,000 at March 31, 2003, as compared to $42,986,000 at September 30,
2002. The increase was primarily due to increases in statement savings accounts and certificates of deposits.

                                      (9)

FHLB Advances. FHLB advances totaled $9.4 million at March 31, 2003 as compared to $4.9 million at September 30, 2002. The increase of $4.5 million or 91.8% was due to additional advances partially offset by repayments. The increase was part of a leveraging strategy, which is currently including purchases of available for sale securities.

Stockholders' Equity. Stockholders' equity totaled $12,729,000 at March 31, 2003, as compared to $12,350,000 at September 30, 2002. The increase of $379,000 or 3.1% was due to earnings for the six months ended March 31, 2003 of $374,000, along with an increase in accumulated other comprehensive income of $3,000, and an increase of $40,000 from the release of ESOP shares, less dividends paid of $38,000.

Results of Operations for the Three months Ended March 31, 2003 and 2002

Net Income. We recorded net income of $182,000 for the three months ended March 31, 2003, as compared to net income of $115,000 for the three months ended March 31, 2002. The $67,000 or 58.3% increase in net income for the three months ended March 31, 2003 was primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $136,000 or 33.7% for the three months ended March 31, 2003, as compared to the three-month period ended March 31, 2002. Although the average balance of interest-earning assets increased $18.1 million or 38.9%, the average yield earned thereon decreased 90 basis points. The average balance of interest-bearing liabilities increased by $10.8 million or 25.7%, however, the average rate paid thereon decreased 55 basis points.

The net interest rate spread decreased to 2.74% for the three month period ended March 31, 2003 from 3.09% for the three month period ended March 31, 2002.

Interest Income. Interest income increased $164,000 or 20.6% to $961,000 for the three month period ended March 31, 2003, as compared to $797,000 for the three month period ended March 31, 2002. The increase is due primarily to a higher balance of interest-earning assets in the 2003 period.

Interest on loans receivable decreased $58,000 or 8.3% for the three months ended March 31, 2003, as compared to the three month period ended March 31, 2002. This decrease was the result of a $1.9 million decrease in the average balance of loans receivable and a 26 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $101,000 or 142% for the three months ended March 31, 2003 as compared to the three month period ended March 31, 2002. The increase was the result of a $8.6 million increase in the average balance of investment securities offset by a 13 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $114,000 or more than 14 times for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. This increase was the result of a $10.0 million increase in the average balance of mortgage-backed securities, partially offset by a 263 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets and FHLB stock increased $7,000 or 31.8% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was primarily due to a $1.4 million increase in the average interest-earning deposits at other financial institutions, partially offset by a 9 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 5.93% and 6.84% for the three month periods ended March 31, 2003 and 2002, respectively.

                                      (10)

Interest Expense. Interest expense totaled $422,000 for the three months ended March 31, 2003, as compared to $393,000 for the three months ended March 31, 2002. The $29,000 or 7.1% increase was primarily due to an increased average balance of all interest-bearing liabilities of $10.8 million and a 55 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits totaled $371,000 for the three months ended March 31, 2003, as compared to $393,000 for the three months ended March 31, 2002. The $22,000 or 5.6% decrease was primarily due to a 59 basis point decrease in the average rate paid thereon, partially offset by a $5.1 million increase in the average balance of deposits.

Interest on FHLB advances increased $51,000 for the three months ended March 31, 2003, as compared to the three months ended December 31, 2001. The increase was due to an increase of the borrowings outstanding.

Provision for Loan Losses. During the three month periods ended March 31, 2003 and 2002, we established provisions for loan losses of $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the three months ended March 31, 2003, noninterest income increased $29,000 or 74.4%, as compared to the three months ended March 31, 2002, primarily due to a $9,000 increase in service charges and other fee income, and an $18,000 gain on sale of investment securities.

Noninterest Expense. Total noninterest expense increased by $57,000 or 22.0% during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was primarily attributable to increases of $21,000 in ESOP compensation expense and $35,000 in legal and annual meeting expenses associated with being a public reporting company.

Income Tax Expense. The provision for income tax totaled $105,000 for the three months ended March 31, 2003 as compared to $65,000 for the three months ended March 31, 2002. The $40,000 increase was due to increased income.

Results of Operations for the Six months Ended March 31, 2003 and 2002

Net Income. We recorded net income of $374,000 for the six months ended March 31, 2003, as compared to net income of $231,000 for the six months ended March 31, 2002. The $143,000 or 61.9% increase in net income for the six months ended March 31, 2003 was primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $266,000 or 33.3% for the six months ended March 31, 2003, as compared to the six month period ended March 31, 2002. Although the average balance of interest-earning assets increased $16.7 million or 36.3%, the average yield earned thereon decreased 93 basis points. The average balance of interest-bearing liabilities increased by $9.5 million or 23.0%, however, the average rate paid thereon decreased 63 basis points.

The net interest rate spread decreased to 2.76% for the six month period ended March 31, 2003 from 3.06% for the six month period ended March 31, 2002.

Interest Income. Interest income increased $291,000 or 18.1% to $1,899,000 for the six month period ended March 31, 2003, as compared to $1,608,000 for the six month period ended March 31, 2002. The increase is due primarily to a higher balance of interest-earning assets in 2003.

Interest on loans receivable decreased $159,000 or 11.1% for the six months ended March 31, 2003, as compared to the six month period ended March 31, 2002. This decrease was the result of a $2.2 million decrease in the average balance of loans receivable and a 42 basis point decrease in the average yield earned thereon.


                                      (11)

Interest income on investment securities increased $204,000 or 160.6% for the six months ended March 31, 2003 as compared to the six month period ended March 31, 2002. The increase was the result of a $8.1 million increase in the average balance of investment securities and a 32 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities increased $222,000 or more than 13 times for the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. This increase was the result of a $9.5 million increase in the average balance of mortgage-backed securities, partially offset by a 203 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets and FHLB stock increased $24,000 or 69% for the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. The increase was primarily due to a $1.3 million increase in the average interest-earning deposits at other financial institutions and a 41 basis point increase in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.04% and 6.97% for the six month periods ended March 31, 2002 and 2001, respectively.

Interest Expense. Interest expense totaled $835,000 for the six months ended March 31, 2003, as compared to $810,000 for the six months ended March 31, 2002. The $25,000 or 3% increase was primarily due to a 63 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by an increased average balance of all interest-bearing liabilities of $9.5 million.

Interest expense on deposits totaled $743,000 for the six months ended March 31, 2003, as compared to $810,000 for the six months ended March 31, 2002. The $67,000 or 8.3% decrease was primarily due to a 66 basis point decrease in the average rate paid thereon, partially offset by a $4.3 million increase in the average balance of deposits.

Interest on FHLB advances increased $92,000 for the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. The increase was due to an increase of the borrowings outstanding.

Provision for Loan Losses. During the six month periods ended March 31, 2003 and 2002, we established provisions for loan losses of $9,000. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the six months ended March 31, 2003, noninterest income increased $60,000 or 77.9%, as compared to the six months ended March 31, 2002, primarily due to a $14,000 increase in loan fee income and a $35,000 increase in gain on sale of investment securities.

Noninterest Expense. Total noninterest expenses increased by $97,000 or 19% during the six months ended March 31, 2003, as compared to the six months ended March 31, 2002. The increase was primarily attributable to increases of $51,000 in compensation and employees benefits, including $40,000 attributable to the ESOP plan, and a $45,000 increase in legal expense and annual meeting expenses associated with being a public reporting company.

Income Tax Expense. The provision for income tax totaled $217,000 for the six months ended March 31, 2003 as compared to $131,000 for the six months ended March 31, 2002. The $86,000 increase was due to increased income.

                                      (12)

Liquidity and Capital Resources

Our primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. We maintain liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2003, we had obligations to fund outstanding loan commitments of approximately $1.6 million, for which adequate resources were available to fund these loans.

At March 31, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2003, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the date within 90 days of the filing date of this Quarterly Report on
Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15D-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorder, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Change in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      (13)

                                OTHER INFORMATION


Part II.

Item 1.      Legal Proceedings
             -----------------
                    None

Item 2.      Change in Securities
             --------------------
                    Not Applicable

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                    The Company held its Annual Meeting of Stockholders for the year ended September 30, 2002 on April 8, 2003. At the meeting, stockholders ratified the 2003 Stock Option Plan and the 2003 Restricted Stock Plan. Stockholders also reelected Robert B. Shust and Timothy Schneider as directors, each for a four-year term, and ratified the appointment of Stokes & Hinds, LLC as the Company's independent auditor for the fiscal year ending September 30, 2003.

Item 5.      Other Information
             -----------------
                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (a)    Exhibits

                    99.1 Certification pursuant to 18 U.S.C.ss.1350

             (b)    Reports

                    None

                                      (14)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESERVE BANCORP, INC.



Date:        May 14, 2003                By    /s/Richard A. Sinewe
            ------------------------           ---------------------
                                               Richard A. Sinewe
                                               President
                                               (Principal Executive Officer)



Date:       May 14, 2003                 By    /s/Robert B. Kastan
            ------------------------           ---------------------
                                               Robert B. Kastan
                                               Treasurer/Controller
                                               (Principal Financial/
                                                Accounting Officer)


                                      (15)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: May 14, 2003                    /s/ Richard A. Sinewe
                                      ------------------------
                                      Richard A. Sinewe
                                      President


                                      (16)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: May 14, 2003                         /s/ Robert B. Kastan
                                           -------------------------------
                                           Robert B. Kastan
                                           Treasurer/Controller

                                      (17)