Form 10QSB
period 2003-06-30
RESERVE BANCORP INC
filed 2003-08-14
CIK 1163542

10QSB
                                   Form 10QSB
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

                         Commission File Number 0-49696

                              RESERVE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Pennsylvania                                     23-3102103
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
      or organization)                                    Identification Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                    15212
---------------------------------------------                ----------
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

                       X      Yes                  No
                     -----                 -----

As of August 14, 2003 there were 744,550 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:


                              Yes            X     No
                     -----                 -----

                             RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                  Page(s)
------                                                                   -------

FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of June 30, 2003
       (Unaudited) and September 30, 2002 (Audited)...........................3

     Consolidated Statements of Income - (Unaudited) for the
       three and nine months ended June 30, 2003 and 2002.....................4

     Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended June 30, 2003 and 2002................................5 - 6

     Notes to (Unaudited) Consolidated Financial Statements...............7 - 9

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................10 - 14

Item 3.      Controls and Procedures.........................................14

PART II.

OTHER INFORMATION

Item 1.      Legal Proceedings...............................................15

Item 2.      Changes in Securities...........................................15

Item 3.      Defaults Upon Senior Securities.................................15

Item 4.      Submission of Matters to a Vote of Security Holders.............15

Item 5.      Other Information...............................................15

Item 6.      Exhibits and Reports on Form 8-K................................15

Signatures   ................................................................16



                                      (2)

                              RESERVE BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,        September 30,
                                                                                       2003               2002
                                                                                    (UNAUDITED)         (AUDITED)
                                                                                   -----------        -----------
                                   ASSETS
Cash and cash equivalents
      Interest bearing                                                             $ 3,707,757        $ 1,335,623
      Non-interest bearing                                                             296,097            319,537
Interest-bearing deposits in other banks                                             1,796,380          1,795,869
Securities held-to-maturity (estimated fair value of
      $4,637,376 and $5,950,102)                                                     4,302,297          5,405,046
Mortgage-backed securities held-to-maturity (estimated
      fair value of $5,206,372 and $6,659,988)                                       5,085,520          6,891,886
Securities available-for-sale, at fair value                                        12,660,524          5,979,584
Mortgage-backed securities available-for-sale, at fair value                         7,545,594          2,665,481
Loans, net                                                                          34,988,729         35,016,785
Federal Home Loan Bank stock, at cost                                                  628,400            303,600
Accrued interest receivable                                                            564,383            421,735
Premises and equipment, net                                                            374,348            369,237
Other assets                                                                            38,083             55,339
                                                                                   -----------        -----------
      TOTAL ASSETS                                                                 $71,988,112        $60,559,722
                                                                                   ===========        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $49,902,321        $42,986,487
Federal Home Loan Bank advances                                                      8,724,908          4,883,312
Advances from borrowers for taxes and insurance                                        373,192             61,835
Accrued interest payable                                                               132,019            119,641
Other liabilities                                                                      263,570            158,504
                                                                                   -----------        -----------
      TOTAL LIABILITIES                                                             59,396,010         48,209,779
                                                                                   -----------        -----------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                                       -                  -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued; 749,850
      shares outstanding                                                                75,750             75,750
Additional paid-in-capital                                                           7,118,429          7,089,908
Retained earnings - substantially restricted                                         6,072,371          5,654,945
Accumulated other comprehensive income, net of
      applicable income taxes of $120,713 and $42,286                                  173,710             60,340
Treasury stock, at cost (7,650 shares)                                                (127,888)                 -
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                                     (486,756)          (531,000)
Unearned shares held by Restricted Stock Plan (RSP)                                   (233,514)                 -
                                                                                   -----------        -----------
      TOTAL STOCKHOLDERS' EQUITY                                                    12,592,102         12,349,943
                                                                                   -----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $71,988,112        $60,559,722
                                                                                   ===========        ===========

See accompanying notes to the unaudited financial statements.

                                      (3)

                              RESERVE BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended       Nine Months Ended
                                                        June 30,                 June 30,
                                                    2003         2002        2003         2002
                                                ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
      Loans                                     $  620,545   $  661,967   $1,891,274   $2,091,891
      Investments                                  179,233       99,531      510,378      226,474
      Mortgaged-backed securities                  162,141       41,065      400,214       57,848
      Interest-earning demand deposits              27,586       43,898       80,546       70,692
      FHLB stock                                     3,297        2,474        9,797       10,473
                                                ----------   ----------   ----------   ----------
                                                   992,802      848,935    2,892,209    2,457,378
                                                ----------   ----------   ----------   ----------

INTEREST EXPENSE
      Deposits                                     370,579      381,402    1,113,505    1,191,184
      Advances from Federal Home Loan Bank          66,000       14,850      157,744       14,850
                                                ----------   ----------   ----------   ----------
                                                   436,579      396,252    1,271,249    1,206,034
                                                ----------   ----------   ----------   ----------
                 NET INTEREST INCOME               556,223      452,683    1,620,960    1,251,344

PROVISION FOR LOAN LOSSES                            4,500        4,500       13,500       13,500
                                                ----------   ----------   ----------   ----------
                 NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES       551,723      448,183    1,607,460    1,237,844
                                                ----------   ----------   ----------   ----------
NONINTEREST INCOME
      Service charges and other fees                52,666       35,817      149,173      110,417
      Income from real estate rental                 3,150        1,200        8,450        3,600
      Gain on sale of investments                     --         34,079       34,748       34,079
                                                ----------   ----------   ----------   ----------
                                                    55,816       71,096      192,371      148,096
                                                ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
      Compensation and benefits                    187,556      145,675      489,658      396,547
      Occupancy and equipment expense               28,598       28,488       82,534       85,513
      Federal insurance premiums                    10,925        5,825       18,867       17,372
      Service bureau expense                        29,168       21,543       83,671       75,917
      Other                                        107,183       78,218      289,622      208,342
                                                ----------   ----------   ----------   ----------
                                                   363,430      279,749      964,352      783,691
                                                ----------   ----------   ----------   ----------
                 INCOME BEFORE INCOME TAX          244,109      239,530      835,479      602,249

INCOME TAX EXPENSE                                  87,281       90,687      304,515      221,955
                                                ----------   ----------   ----------   ----------
                 NET INCOME                     $  156,828   $  148,843   $  530,964   $  380,294
                                                ==========   ==========   ==========   ==========
EARNINGS PER SHARE - BASIC                      $     0.23   $     0.20   $     0.76   $     0.20
EARNINGS PER SHARE - DILUTIVE                   $     0.22   $     0.20   $     0.75   $     0.20

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC        692,708      699,483      699,683      699,483
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED      704,071      699,483      711,046      699,483

See accompanying notes to the unaudited financial statements.

                                      (4)

                              RESERVE BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
                                                                            June 30,
                                                                       2003             2002
                                                                   ------------    ------------
OPERATING ACTIVITIES
Net income                                                         $    530,964    $    380,294
Adjustments to reconcile change in net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                               (49,566)        (46,797)
           Premiums and discounts on investment securities               45,758         (10,923)
      Provision for loan losses                                          13,500          13,500
      Depreciation and amortization of premises and equipment            33,626          33,325
      Gain on call of security held-to-maturity                            --           (34,079)
      Net gain on sales of securities available-for-sale                (34,748)           --
      Amortization of ESOP unearned compensation                         72,765          18,496
      Amortization of RSP unearned compensation                          21,229            --
      (Increase) decrease in:
           Accrued interest receivable                                 (142,648)        (85,853)
           Prepaid expenses                                             (25,043)         13,800
      Increase (decrease) in:
           Other liabilities                                             81,316           5,026
                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               547,153         286,789
                                                                   ------------    ------------
INVESTING ACTIVITIES
      Proceeds from maturities of interest-bearing deposits
           in other banks                                               100,000         100,000
      Purchases of interest-bearing deposits in other banks            (100,000)     (1,196,520)
      Proceeds from maturities and calls of
           securities held-to-maturity                                1,250,000       2,744,477
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                1,782,433          56,404
      Purchases of securities held-to-maturity                         (150,000)     (7,796,384)
      Purchases of securities available-for-sale                     (8,411,117)     (1,500,000)
      Purchases of mortgage-backed securities held-to-maturity             --        (6,580,118)
      Proceeds from sales of securities available-for-sale              292,098            --
      Proceeds from maturities and calls of
           securities available-for-sale                              1,692,650         460,000
      Purchases of mortgage-backed securities available-for-sale     (5,753,191)     (2,540,239)
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale                825,465         145,453
      Purchases of FHLB stock                                          (324,800)           --
      Proceeds from sale of FHLB stock                                     --             9,000
      Purchases of premises and equipment                               (38,737)       (145,676)
      Net loan originations and principal repayments on loans            64,122       2,344,635
                                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                                (8,771,077)    (13,898,968)
                                                                   ------------    ------------

See accompanying notes to the unaudited financial statements.

                                      (5)

                              RESERVE BANCORP, INC

                                                                   Nine Months Ended
                                                                       June 30,
                                                                  2003             2002
                                                              ------------    ------------
FINANCING ACTIVITIES
      Net increase in FHLB advances                             3,841,596       5,000,000
      Net increase in deposits                                  6,915,834       3,733,363
      Dividends paid                                             (113,625)           --
      Net increase in advances from borrowers
           for taxes and insurance                                311,357         311,049
      Proceeds from issuance of common stock                         --         6,985,000
      Payment of conversion costs                                    --          (398,172)
      Common stock acquired by RSP                               (254,656)           --
      Purchase of treasury stock                                 (127,888)           --
                                                             ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,572,618      15,631,240
                                                             ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,348,694       2,019,061

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  1,655,160       1,059,956
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  4,003,854    $  3,079,017
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings   $  1,258,870    $  1,254,363
                                                             ============    ============

      Income taxes                                           $    270,110    $    130,885
                                                             ============    ============

See accompanying notes to the unaudited financial statements.

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

NOTE B - BUSINESS/PLAN OF CONVERSION

Reserve Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Mt. Troy Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. Prior to fiscal 2002, the financial statements include the accounts of the Bank only. The operating results of the Company depend primarily upon the operating results of the Bank and, to a lesser extent, income from interest-earning assets such as investment securities. Mt. Troy Bank is a federally chartered, SAIF-insured stock savings bank. The Bank conducted business from two offices, Reserve Township and the City of Pittsburgh, through April 2003. In April 2003, the Pittsburgh branch was closed due to the landlord's decision to close the supermarket in which the branch was located. The Bank's principal sources of revenue originate from its portfolio of residential real estate and commercial mortgage loans as well as income from investment and mortgage-backed securities. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

On April 5,  2002,  the  Bank  completed  its  mutual-to-stock  conversion  (the
"Conversion"). In connection with the Conversion, the Company sold 757,500 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became a wholly owned subsidiary of the Company.

The common stock of the Company began trading on the OTC Bulletin Board on April 8, 2002 under the symbol "RSVB."

NOTE B - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2003 and 2002 was $267,346 and $169,240, respectively. Total comprehensive income for the nine months ended June 30, 2003 and 2002 was $644,344 and $393,134, respectively.

NOTE C - ASSET QUALITY

At June 30, 2003 and September 30, 2002, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $383,000 and $385,000, respectively. Nonperforming loans were 1.09% of total loans at June 30, 2003. Total nonperforming assets as a percent of total assets at June 30, 2003 was 0.53%.

                                      (7)

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Bank's Employee Stock Ownership Plan (ESOP) and unvested shares held by the Bank's Restricted Stock Plan (RSP), during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the effect of stock options, if dilutive, in accordance with SFAS 128. Stockholders of the Company ratified the adoption of the 2003 Stock Option Plan at a meeting of stockholders on April 8, 2003. The computation of basic and dilutive earnings per share is shown in the table below:

                                                            Three Months Ended                 Nine Months Ended
                                                                  June 30,                          June 30,
                                                          2003              2002             2003           2002
                                                        --------          --------         --------       --------
Basic EPS computation:
Numerator-Net Income                                    $156,828          $148,843         $530,964       $380,294
Less income attributable to pre-stock
  conversion period (all income through
  April 4, 2002)                                               -            (6,543)               -       (237,994)
                                                        --------          --------         --------       --------
Income available to common stockholders
  used in basic EPS                                     $156,828          $142,300         $530,964       $142,300
                                                        ========          ========         ========       ========
Denominator-Weighted average number of
  shares outstanding                                     692,708           699,483          699,683        699,483
                                                        ========          ========         ========       ========
Basic EPS                                               $    .23          $    .20         $    .76       $    .20
                                                        ========          ========         ========       ========
Diluted EPS computation:
Numerator-Net Income                                    $156,828          $148,843         $530,964       $380,294
Less income attributable to pre-stock
  conversion period (all income through
  April 4, 2002)                                               -            (6,543)               -       (237,994)
                                                        --------          --------         --------       --------
Income available to common stockholders
  used in diluted EPS                                   $156,828          $142,300         $530,964       $142,300
                                                        ========          ========         ========       ========
Denominator-Weighted average number of
  shares outstanding                                     692,708           699,483          699,683        699,483
Dilutive Stock Options                                         -                 -                -              -
Dilutive Unvested RSP                                     11,363                 -           11,363              -
                                                        --------          --------         --------       --------
Weighted average common shares and
  Common stock equivalents                               704,071           699,483          711,046        699,483
                                                        ========          ========         ========       ========
Diluted EPS                                             $    .22          $    .20         $    .75       $    .20
                                                        ========          ========         ========       ========

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On June 30, 2003, the loan had an outstanding balance of $531,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the nine month period ended June 30, 2003, compensation from the ESOP of $72,765 was expensed.


                                      (8)

             NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 2003, the ESOP had 8,850 allocated shares and 50,150 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE E - RESTRICTED STOCK PLAN (RSP)

The company maintains a RSP for directors and officers. The objective of this plan is to enable the Company and the Bank to retain its corporate officers and directors who have the experience and ability necessary to manage these
entities.   Directors   and   officers   who  are   selected  by  members  of  a
Board-appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP, and have the responsibility to invest all funds contributed by the Bank to the Trust created for the RSP.

The Company reserved 30,300 shares, acquired 15,150 shares, and granted a total of 15,150 shares of common stock, of which 3,787 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning April 8, 2004. A total of 3,787 shares were vested as of June 30, 2003. The RSP shares purchased initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Directors and officers who terminate their association with the Company shall forfeit the right to any shares, which were awarded but not earned.

Net compensation expense attributable to the RSPs amounted to $21,229 for the period ended June 30, 2003.

NOTE F - STOCK OPTION PLAN

The Company maintains a Stock Option Plan for the directors and officers. An aggregate of 75,750 shares of authorized but unissued common stock of the Company were reserved for future issuance under this Plan. The stock options have an expiration term of ten years, subject to certain extensions and early terminations. The per share exercise price of an incentive stock option shall at a minimum equal the fair market value of a share of common stock on the date the option was granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to paid-in capital.

The following table presents information related to the outstanding options:

                                                         Officers'         Directors'
                                                          Stock              Stock              Exercise
                                                         Options            Options              Price
                                                         --------          ----------           --------

Outstanding, September 30, 2002                                -                 -                 N/A
     Granted                                              15,150            22,725               $17.00
     Exercised                                                 -                 -                 N/A
     Forfeited                                                 -                 -                 N/A
                                                         -------           -------
Outstanding, June 30, 2003                                15,150            22,725               $17.00

There were 15,150 options outstanding for officers with an exercise price of $17.00 and a remaining contractual life of 9.75 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter. There were also 22,725 options outstanding for directors with an exercise price of $17.00 and a remaining contractual life of 9.75 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter.


                                      (9)

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

CHANGES IN FINANCIAL CONDITION

Our total assets of $72.0 million at June 30, 2003, are reflective of an increase of $11.4 million or 18.8% as compared to $60.6 million at September 30, 2002. Stockholders' equity increased by $242,000 to $12.6 million at June 30, 2003, as compared to $12.3 million at September 30, 2002. The increase in total assets was due to increases in cash and cash equivalents, mortgage-backed securities, and investment securities. The increase in the liabilities was primarily due to increases in FHLB advances and savings deposits and certificates. Changes in the components of assets, liabilities and equity are discussed herein.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $4,004,000 at June 30, 2003, an increase of $2,349,000 or 141.9% as compared to $1,655,000 at September 30, 2002. This increase was primarily due to excess liquidity being held as interest-bearing deposits at the Federal Home Loan Bank.

INTEREST-BEARING DEPOSITS IN OTHER BANKS. Interest-bearing deposits in other banks totaled $1.8 million at June 30, 2003 and September 30, 2002.

INVESTMENT SECURITIES. Investment securities totaled $16,963,000 at June 30, 2003, an increase of $5,578,000 or 49.0%, as compared to $11,385,000 at
September 30, 2002. This was primarily a result of purchases of $8.6 million of government agency obligations and corporate bonds, offset by the proceeds from maturities, sales, and calls totaling $3.2 million.

MORTGAGE-BACKED SECURITIES. Mortgage-backed securities totaled $12,631,000 at June 30, 2003, an increase of $3,074,000 or 32.2%, as compared to $9,557,000 at
September 30, 2002. The increase was primarily due to purchases of $5.8 million, offset by principal repayments totaling $2.6 million.

LOANS RECEIVABLE, NET. Net loans receivable at June 30, 2003 totaled $34,989,000, a decrease of $28,000 or 0.08%, as compared to $35,017,000 at
September 30, 2002. The decrease was primarily due to principal repayments exceeding new loan originations.

DEPOSITS. Total deposits, after interest credited, increased $6,916,000 or 16.1% to $49,902,000 at June 30, 2003, as compared to $42,986,000 at September 30,
2002. The increase was primarily due to increases in statement savings accounts and certificates of deposits.

FHLB ADVANCES. FHLB advances totaled $8.7 million at June 30, 2003 as compared to $4.9 million at September 30, 2002. The increase of $3.8 million or 77.6% was due to additional advances partially offset by repayments. The increase was part of a leveraging strategy, which is currently including purchases of available for sale securities.


                                      (10)

STOCKHOLDERS' EQUITY. Stockholders' equity totaled $12,592,000 at June 30, 2003, as compared to $12,350,000 at September 30, 2002. The increase of $242,000 or 1.96% was due to earnings for the nine months ended June 30, 2003 of $531,000, along with an increase in accumulated other comprehensive income of $114,000, and an increase of $72,000 from the release of ESOP shares, less dividends paid of $113,000, purchases of $128,000 in treasury stock, and the awarding of RSP shares unearned of $234,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME. We recorded net income of $157,000 for the three months ended June 30, 2003, as compared to net income of $149,000 for the three months ended June 30, 2002. The $8,000 or 5.4% increase in net income for the three months ended June 30, 2003 was primarily the result of increases in net interest income, partially offset by increases in noninterest expense and decreases in noninterest income. Changes in the components of income and expense are discussed herein.

NET INTEREST INCOME. Net interest income increased $103,000 or 22.7% for the three months ended June 30, 2003, as compared to the three-month period ended June 30, 2002. Although the average balance of interest-earning assets increased $16.1 million or 29.8%, the average yield earned thereon decreased 62 basis points. The average balance of interest-bearing liabilities increased by $12.3 million or 27.0%, however, the average rate paid thereon decreased 45 basis points.

The net interest rate spread decreased to 2.65% for the three month period ended June 30, 2003 from 2.82% for the three month period ended June 30, 2002.

INTEREST INCOME. Interest income increased $144,000 or 17.0% to $993,000 for the three month period ended June 30, 2003, as compared to $849,000 for the three month period ended June 30, 2002. The increase is due primarily to a higher balance of interest-earning assets in the 2003 period.

Interest on loans receivable decreased $41,000 or 6.2% for the three months ended June 30, 2003, as compared to the three month period ended June 30, 2002. This decrease was the result of a $675,000 decrease in the average balance of loans receivable and a 33 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $79,000 or 79.0% for the three months ended June 30, 2003 as compared to the three month period ended June 30, 2002. The increase was the result of an $8.3 million increase in the average balance of investment securities offset by a 55 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $121,000 or almost 3 times for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. This increase was the result of an $8.4 million increase in the average balance of mortgage-backed securities and a 153 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets and FHLB stock decreased $15,000 or 32.6% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease was primarily due to a 117 basis point decrease in the average yield earned thereon, partially offset by a $71,000 increase in the average interest-earning deposits at other financial institutions.

The average yield on the average  balance of  interest-earning  assets was 5.66%
and  6.28%  for  the  three  month   periods  ended  June  30,  2003  and  2002,
respectively.

INTEREST EXPENSE. Interest expense totaled $437,000 for the three months ended June 30, 2003, as compared to $396,000 for the three months ended June 30, 2002. The $41,000 or 10.4% increase was primarily due to an increased average balance of all interest-bearing liabilities of $12.3 million, partially offset by a 45 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits totaled $371,000 for the three months ended June 30, 2003, as compared to $381,000 for the three months ended June 30, 2002. The $10,000 or 2.6% decrease was primarily due to

                                      (11)
a 49 basis point decrease in the average rate paid thereon, partially offset by a $5.7 million increase in the average balance of deposits.

Interest on FHLB advances increased $51,000 for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase was due to a $6.6 million increase in the average balance of the borrowings outstanding and a 49 basis point increase.

The average yield on the average balance of interest-bearing liabilities was 3.01% and 3.46% for the three month periods ended June 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES. During the three month periods ended June 30, 2003 and 2002, we established provisions for loan losses of $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

NONINTEREST INCOME. During the three months ended June 30, 2003, noninterest income decreased $15,000 or 21.1%, as compared to the three months ended June 30, 2002, primarily due to a $17,000 increase in service charges and other fee income and a $2,000 increase in income from real estate rental income, offset by a $34,000 gain on sale of investment securities in the prior period.

NONINTEREST EXPENSE. Total noninterest expense increased by $83,000 or 29.6% during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase was primarily attributable to increases of $33,000 in ESOP compensation expense, $21,000 in RSP compensation expense, and $29,000 in professional expenses and annual meeting expenses associated with being a public reporting company.

INCOME TAX EXPENSE. The provision for income tax totaled $87,000 for the three months ended June 30, 2003 as compared to $91,000 for the three months ended June 30, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME. We recorded net income of $531,000 for the nine months ended June 30, 2003, as compared to net income of $380,000 for the nine months ended June 30, 2002. The $151,000 or 39.7% increase in net income for the nine months ended June 30, 2003 was primarily the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

NET INTEREST INCOME. Net interest income increased $370,000 or 29.6% for the nine months ended June 30, 2003, as compared to the nine month period ended June 30, 2002. Although the average balance of interest-earning assets increased $16.0 million or 32.6%, the average yield earned thereon decreased 75 basis points. The average balance of interest-bearing liabilities increased by $10.5 million or 24.5%, however, the average rate paid thereon decreased 58 basis points.

The net interest rate spread decreased to 2.73% for the nine month period ended June 30, 2003 from 2.91% for the nine month period ended June 30, 2002.

INTEREST INCOME. Interest income increased $435,000 or 17.7% to $2,892,000 for the nine month period ended June 30, 2003, as compared to $2,457,000 for the nine month period ended June 30, 2002. The increase is due primarily to a higher balance of interest-earning assets in 2003.

Interest on loans receivable decreased $201,000 or 9.6% for the nine months ended June 30, 2003, as compared to the nine month period ended June 30, 2002. This decrease was the result of a $1.9 million decrease in the average balance of loans receivable and a 35 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $284,000 or 125.7% for the nine months ended June 30, 2003 as compared to the nine month period ended June 30, 2002. The increase was the result of an $8.7 million increase in the average balance of investment securities partially offset by a 34 basis point decrease in the average yield earned thereon.

                                      (12)

Interest income on mortgage-backed securities increased $342,000 or more than 5 times for the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. This increase was the result of a $8.2 million increase in the average balance of mortgage-backed securities and a 204 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets and FHLB stock increased $9,000 or 11.3% for the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. The increase was primarily due to a $1.0 million increase in the average interest-earning deposits at other financial institutions partially offset by a 37 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 5.92% and 6.66% for the nine month periods ended June 30, 2003 and 2002, respectively.

INTEREST EXPENSE. Interest expense totaled $1.27 million for the nine months ended June 30, 2003, as compared to $1.21 million for the nine months ended June 30, 2002. The $65,000 or 5% increase was primarily due to an increased average balance of all interest-bearing liabilities of $10.5 million, partially offset by a 58 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits totaled $1.11 million for the nine months ended June 30, 2003, as compared to $1.19 million for the nine months ended June 30, 2002. The $78,000 or 6.5% decrease was primarily due to a 66 basis point decrease in the average rate paid thereon, partially offset by a $5.3 million increase in the average balance of deposits.

Interest on FHLB advances increased $143,000 for the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. The increase was due to a $5.1 million increase in the average balance of the borrowings outstanding.

The average yield on the average balance of interest-bearing liabilities was 3.19% and 3.77% for the nine month periods ended June 30, 2003 and 2002, respectively.

PROVISION FOR LOAN LOSSES. During the nine month periods ended June 30, 2003 and 2002, we established provisions for loan losses of $13,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

NONINTEREST INCOME. During the nine months ended June 30, 2003, noninterest income increased $44,000 or 29.7%, as compared to the nine months ended June 30, 2002, primarily due to a $39,000 increase in loan fee income and a $5,000 increase in real estate rental income.

NONINTEREST EXPENSE. Total noninterest expenses increased by $180,000 or 23% during the nine months ended June 30, 2003, as compared to the nine months ended June 30, 2002. The increase was primarily attributable to increases of $93,000 in compensation and employees benefits, including $54,000 attributable to the ESOP plan and $21,000 attributable to the RSP plan, and a $63,000 increase in professional expenses and annual meeting expenses associated with being a public reporting company, and an $8,000 increase in service bureau expense.

INCOME TAX EXPENSE. The provision for income tax totaled $305,000 for the nine months ended June 30, 2003 as compared to $222,000 for the nine months ended June 30, 2002. The $83,000 increase was due to increased income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are new deposits, proceeds from principal and interest payments of loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. We maintain liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 2003, we had obligations to fund outstanding loan commitments of approximately $2.3 million, for which

                                      (13)
adequate resources were available to fund these loans.

At June 30, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 2003, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in RULE 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                      (14)

                                OTHER INFORMATION


Part II.

Item 1.      Legal Proceedings
             -----------------
                    None

Item 2.      Change in Securities
             --------------------
                    Not Applicable

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                    The Company held its Annual Meeting of Stockholders for the year ended September 30, 2002 on April 8, 2003. At the meeting, stockholders ratified the 2003 Stock Option Plan and the 2003 Restricted Stock Plan. Stockholders also reelected Robert B. Shust and Timothy Schneider as directors, each for a four-year term, and ratified the appointment of Parente Randolph, LLC (formally Stokes & Hinds, LLC) as the Company's independent auditor for the fiscal year ending September 30, 2003.

Item 5.      Other Information
             -----------------
                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

               (a)  Exhibits

                    31 Certification pursuant to Section 302 of the Sarbanes-
                       Oxley Act of 2002
                    32 Certification pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002

               (b)  Reports

                    During the quarter ended June 30, 2003, the Company filed a Form 8-K dated May 9, 2003 to report consolidated earnings for the quarter ended March 31, 2003. (Items 7 and 12)


                                      (15)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RESERVE BANCORP, INC.




Date: August 14, 2003                By /s/ Richard A. Sinewe
                                        -------------------------------------
                                        Richard A. Sinewe
                                        President
                                        (Principal Executive Officer)




Date: August 14, 2003                By /s/ Robert B. Kastan
                                        -------------------------------------
                                        Robert B. Kastan
                                        Treasurer/Controller
                                        (Principal Financial/Accounting Officer)




                                      (16)