Form 10KSB
period 2003-09-30
RESERVE BANCORP INC
filed 2003-12-24
CIK 1163542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended           September 30, 2003
                               -------------------------------------------------

                                                       -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to _____________.

                         Commission File Number:    0-49696
                                                ---------------

                              RESERVE BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Pennsylvania                                        23-3102103
-------------------------------------                     ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                     15212
---------------------------------------------            -----------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:      (412) 322-6107
                                                   -------------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                -----------

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
YES      NO  X .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $4.0 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on December 12, 2003, was $10.9 million (578,407 shares at $18.80 per share).

         As of December 12, 2003, there were 711,950 outstanding shares of the registrant's Common Stock.

         Transitional Small Business  Disclosure Format (check one):
                                  YES      NO  X
                                      ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2003. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Description of Business

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

         The Bank is a federally chartered stock savings bank headquartered in Reserve Township, near Pittsburgh, Pennsylvania. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision
("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

Market Area and Competition

         The Bank operates from its main office in Reserve Township, near Pittsburgh, Pennsylvania. The Bank's primary market area is Allegheny County, Pennsylvania. The Bank faces substantial competition in its attraction of deposits, which are its primary source of funds for lending, and in the origination of consumer, real estate, and commercial loans. The Bank's competition for deposits and loans historically has come from local and regional commercial banks, thrift institutions, and credit unions located in the Bank's primary market area. The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and faces competition for investor funds from mutual fund accounts, short-term money funds and corporate and government securities.

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

                                                                       At September 30,
                                                  ---------------------------------------------------
                                                           2003                        2002
                                                  --------------------------- -----------------------
                                                    Amount       Percent       Amount        Percent
                                                    ------       -------       ------        -------
                                                             (Dollars in Thousands)
Type of Loans:
--------------
First mortgage loans:
  One- to four family residential.........         $24,927         64.63%      $25,910         68.79%
  Multi-family.............................            248          0.64           264          0.70
  Construction.............................          5,543         14.37         4,935         13.10
  Commercial real estate...................          3,684          9.55         2,756          7.32

Home equity and second mortgage............          2,209          5.73         2,632          6.99

Consumer loans:
  Secured.................................             265          0.69           330          0.88
  Unsecured................................            185          0.48           217          0.58
  Share loans..............................            118          0.31           136          0.36

Commercial business loans..................          1,389          3.60           484          1.28
                                                   -------        ------       -------        ------

Total loans................................         38,568        100.00%       37,664        100.00%
                                                                  ======                      ======
Plus:
   Real estate owned.......................             59                           -
Less:
  Undisbursed portions of
      construction loans...................          3,478                       2,385
  Net deferred loan origination fees.......             69                         182
  Allowance for loan losses................            193                          80
                                                   -------                     -------

Total loans, net...........................        $34,887                     $35,017
                                                   =======                     =======

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at September 30, 2003. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                 Home Equity
                                                 and Second                Commercial
                              First Mortgage    Mortgage Loans   Consumer   Business    Total
                              --------------    --------------   --------   --------    -----
                                                          (In Thousands)
Amounts Due:
Within 1 Year...............       $ 3,426          $   635        $149       $1,389     $5,599

After 1 year:
  1 to 3 years..............         3,720              191         179            -      4,090
  3 to 5 years..............         1,255              528         188            -      1,971
  5 to 10 years.............         5,463              429          52            -      5,944
  10 to 20 years............        15,719              426           -            -     16,145
  Over 20 years.............         4,819                -           -            -      4,819
                                   -------           ------        ----       ------    -------
Total due after one year....        30,976            1,574         419            -     32,969
                                   -------           ------        ----       ------    -------
Total amount due............       $34,402           $2,209        $568       $1,389    $38,568
                                   =======           ======        ====       ======    =======


         The following table sets forth the dollar amount of all loans at September 30, 2003 due after September 30, 2004, which have fixed interest rates and which have floating or adjustable interest rates.


                                                         Floating or
                                          Fixed Rates  Adjustable Rates  Total
                                          -----------  ----------------  -----
                                                        (In Thousands)
First Mortgage.......................        $30,815            $161     $30,976
Home Equity and Second Mortgage......          1,063             511       1,574
Consumer.............................            419               -         419
Commercial Business..................              -               -           -
                                             -------            ----     -------
  Total..............................        $32,297            $672     $32,969
                                             =======            ====     =======

         Residential Lending. The Bank's primary lending activity consists of the origination of one- to four-family mortgage loans, the majority of which are secured by property located in Allegheny County, Pennsylvania. The Bank will generally originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, private mortgage insurance for the borrower is usually required on the amount financed in excess of 80%.

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

         Construction Lending. The Bank originates construction loans for single-family residential properties in the Bank's market area. Construction loans are made to local builders on a speculative basis and to owners for construction of their primary residences. The Bank generally limits residential construction loans for speculative purposes to not more than two units per builder. At September 30, 2003, the Bank had 25 construction loans outstanding with an aggregate balance of approximately $5.5 million, or 14.4% of the total loan portfolio. Of such amount, approximately $3.5 million was undisbursed at September 30, 2003.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

         Commercial Real Estate Loans. The Bank originates a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties. The Bank requires no less than 20% downpayment or equity for commercial real estate mortgage loans. Typically these loans are made with fixed rates of interest with terms of up to fifteen years. Essentially all of the Bank's commercial real estate loans are within the Bank's market area and all are within Pennsylvania. As of September 30, 2003, the Bank had commercial real estate loans, totalling $3.7 million or 9.6% of the Bank's total loan portfolio. The Bank's largest commercial real estate loan had a balance of approximately $493,000 on September 30, 2003 and was secured by a warehouse located in the Bank's market area.

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

         Home Equity and Second Mortgage Loans. Home equity and second mortgage loans are originated in the Bank's market area and have maturities of up to fifteen years. Outside professionals are generally employed to conduct appraisals for loans over $50,000. At September 30, 2003, the Bank's home equity and second mortgage loans totaled $2.2 million, or 5.7% of total loans.

         Consumer Loans. At September 30, 2003, consumer loans amounted to approximately $568,000 or 1.5% of the Bank's total loan portfolio, most of which are auto loans. Consumer loans also consist of personal loans (unsecured), savings secured loans (share loans) and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to five years. For share loans, the Bank will generally lend up to 90% of the account balance.

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

         Commercial Business Loans (Secured Lines of Credit). At September 30, 2003, the outstanding balance of commercial business loans originated as secured lines of credit amounted to approximately $1.4 million or 3.6% of the Bank's total loan portfolio as compared to $484,000 at the prior year end date. At September 30, 2003, there was an additional amount of approximately $1.2 million remaining available to be drawn from these lines of credit. These type of loans are generally originated to local builders for new construction projects and working capital purposes. The increase in the outstanding balance was due to the strong interest expressed by builders for this type of loan product.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of September 30, 2003, the Bank's loans to one borrower limit was approximately $1,414,000.

         Loan Originations, Purchases and Solicitation and Processing. The Bank's customary sources of loan applications include repeat customers, real-estate broker referrals, builders and "walk-in" customers. The Bank generally does not purchase loans, except for a few commercial real estate participation interests from local financial institutions secured by real estate in its market area.

         The Bank periodically purchases participation loans from local financial institutions and sells participation interest in loans in connection with commercial real estate loans and construction loans that would otherwise exceed the Bank's loan-to-one-borrower limit. At September 30, 2003, the Bank had approximately $990,000, or 2.6% of its total loan portfolio, in purchase participation loans consisting primarily of commercial real estate loans in its market area.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all residential, commercial and speculative construction real estate loans. Generally, the commitment requires acceptance within thirty days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of September 30, 2003, was approximately $536,000 excluding commitments on lines of credit.

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

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Bank may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of by the Bank. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2003, the Bank held $59,000 in real estate owned.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2003, the Bank had approximately $42,000 of loans that were held on a non-accrual basis.

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

                                                                   At September 30,
                                                                   ----------------
                                                                    2003     2002
                                                                    ----     ----

                                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
  First Mortgage ...............................................   $    42    $384
  Home Equity and Second Mortgage ..............................         -       -
  Consumer .....................................................         -       1
  Commercial Business ..........................................         -       -
                                                                   -------    ----
    Total ......................................................   $    42    $385
                                                                   =======    ====

Accruing loans which are contractually past due 90 days or more:
  First Mortgage ...............................................   $    18    $  -
  Home Equity and Second Mortgage ..............................         -       -
  Consumer .....................................................         -       -
  Commercial Business...........................................         -       -
                                                                   -------    ----
    Total ......................................................   $    18    $  -
                                                                   =======    ====

Total non-performing loans .....................................   $    60    $385
                                                                   =======    ====

Real estate owned ..............................................   $    59    $  -
                                                                   =======    ====

Other non-performing assets ....................................   $     -    $  -
                                                                   =======    ====

Total non-performing assets ....................................   $   119    $385
                                                                   =======    ====

Total non-performing loans to net loans ........................      0.17%   1.10%
                                                                   =======    ====

Total non-performing loans to total assets .....................      0.09%   0.64%
                                                                   =======    ====

Total non-performing assets to total assets ....................      0.17%   0.64%
                                                                   =======    ====


         For the year ended September 30, 2003, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was $1,362. This amount was not included in the Bank's interest income for the period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the year ended September 30, 2003 was $1,527.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2003, the Bank had approximately $72,000 of loans classified as "substandard," $60,000 of loans classified as "doubtful" and no loans classified as "loss."

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                 At September 30,
                                                            -------------------------
                                                              2003             2002
                                                            -------           -------
                                                              (Dollars in Thousands)
Allowance balance (at beginning of period)................. $   182          $    166
                                                            -------           -------
Provision for loan losses..................................      18                18
                                                            -------           -------
Charge-offs:
  First Mortgage...........................................       7                 -
  Home Equity and Second Mortgage..........................       -                 -
  Consumer.................................................       -                 3
  Commercial Business......................................       -                 -
                                                            -------           -------
Total charge-offs..........................................       7                 3
Recoveries.................................................       -                 1
                                                            -------           -------
Net (charge-offs) recoveries...............................      (7)               (2)
                                                            -------           -------
Allowance balance (at end of period)....................... $   193           $   182
                                                            =======           =======

Total loans outstanding.................................... $38,568           $37,664
                                                            =======           =======

Average loans outstanding.................................. $34,586           $38,493
                                                            =======           =======
Allowance for loan losses as a percent of total loans
outstanding................................................    0.50%             0.48%
                                                            =======           =======
Net loans charged off as a percent of average loans
outstanding................................................    0.02%             0.01%
                                                            =======           =======

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



                                                At September 30,
                                    ------------------------------------------
                                           2003                  2002
                                    --------------------  --------------------
                                              Percent of            Percent of
                                               Loans to              Loans to
                                     Amount  Total Loans  Amount   Total Loans
                                     ------  -----------  ------   -----------
                                                 (Dollars in Thousands)

At end of period allocated to:
First Mortgage.......................  $172       88.1%     $168        92.3%
Home Equity and Second Mortgage......    14        7.2         7         3.9
Consumer.............................     4        3.1         6         3.3
Commercial Business..................     3        1.6         1         0.5
                                       ----      -----      ----       -----
Total allowance......................  $193      100.0%     $182       100.0%
                                       ====      =====      ====       =====

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

         The Company's securities classified as held to maturity totaled approximately $8.2 million at September 30, 2003, and consisted primarily of approximately $2.0 million in municipal obligations, $745,000 in corporate bond obligations, $1.5 million in government agency obligations and $3.9 million of mortgage-backed securities. The Company's securities classified as available-for-sale totaled $22.4 million at September 30, 2003, including approximately $178,000 in municipal obligations, $2.0 million in government agency obligations, $9.0 million in corporate bond obligations, $8.1 million of mortgage- backed securities and $3.1 million in equity securities.

         The Company does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities which are not rated investment grade.

         The various obligations held in the Company's securities portfolio have varying characteristics as to rate, maturity and call provisions. Callable securities totaled approximately $3.5 million at September 30, 2003, and the Company's investment yield could be reduced if these securities are called prior to maturity.

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

         At September 30, 2003, the Company's mortgage-backed securities totaled $12.0 million.

         Expected maturities will differ from contractual maturities because borrowers may prepay obligations with and without prepayment penalties.

         Other Securities. Other securities held by the Company at September 30, 2003 consist of equity securities including FHLMC/FNMA stock totalling approximately $397,000 a mortgage securities mutual fund investment totalling approximately $2.0 million, $757,000 in corporate stock and a $675,000 investment in FHLB of Pittsburgh common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Pittsburgh, ownership of FHLB of Pittsburgh common shares is required. The mortgage securities mutual fund is composed of FHLMC, FNMA and GNMA mortgage-backed related securities and U.S. Treasury obligations, and is considered a prudent investment because the underlying mortgages are high quality, the shares owned are liquid and the income generates a sufficient return on assets within acceptable risk limitations. The other equity securities provide diversification and complement the Company's overall investment strategy.

Securities Portfolio

         The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.


                                                         At September 30,
                                                         ----------------
                                                          2003      2002
                                                         -------   -------
                                                          (In Thousands)

Securities Held to Maturity:
----------------------------

Government National Mortgage Association ............   $   879   $ 1,146
Federal Home Loan Mortgage Corporation ..............         2         4
Federal National Mortgage Association ...............     3,049     5,742
Municipal bonds .....................................     2,040     1,890
Government agency ...................................     1,516     2,422
Corporate bonds .....................................       745     1,093
                                                        -------   -------

  Total securities held to maturity .................     8,231    12,297
                                                        -------   -------

Securities available for sale (at fair value):
----------------------------------------------

U.S. Government and government agency obligations....     2,004     1,524
Government National Mortgage Association ............         -       123
Federal Home Loan Mortgage Corporation ..............       332       790
Federal National Mortgage Association ...............     7,731     1,752
Corporate bonds .....................................     9,032     1,210
Municipal bonds .....................................       178       536
Mortgage securities mutual fund .....................     1,983     2,271
FHLMC/FNMA stock ....................................       397       439
Corporate stock .....................................       757         -
                                                        -------   -------
 Total securities available for sale ................    22,414     8,645
                                                        -------   -------

    Total ...........................................   $30,645   $20,942
                                                        =======   =======

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2003.

                                                               At September 30, 2003
                           -------------------------------------------------------------------------------------------------------
                                                                                        More than
                           One Year or Less  One to Five Years  Five to Ten Years       Ten Years      Total Investment Securities
                           ----------------  -----------------  -----------------   -----------------  ---------------------------
                           Carrying Average   Carrying Average   Carrying  Average   Carrying Average    Carrying Average  Market
                            Value    Yield      Value   Yield      Value    Yield     Value   Yield       Value   Yield   Value
                            -----    -----      -----   -----      -----    -----     -----   -----       -----   -----   -----
                                                              (Dollars in Thousands)
U.S. government agency
    securities...........   $    -       -%     $1,516   5.04%    $1,741     4.81%   $   264    6.13%    $ 3,521    5.00% $ 3,619

Mortgage-backed
    securities...........        -       -          17   8.35      1,353    10.48     10,623    5.10      11,993    5.71   12,060

Corporate bonds..........    2,629    6.84       5,627   6.71          -        -      1,521    5.24       9,777    6.51    9,820

Municipal bonds..........        -       -         623   3.71        189     4.50      1,407    4.96       2,030    4.72    2,351

Mortgage securities
    mutual fund .........    1,983    2.32           -      -          -        -          -       -       1,983    2.32    1,983

FHLMC/FNMA Stock.........      397    2.82          -       -          -        -          -       -         397    2.82      397
Corporate Stock..........      756    2.04          -       -          -        -          -       -         756    2.04      756
                            ------              ------            ------             -------             -------          -------

  Total..................   $5,765    4.38%     $7,783   6.14%    $3,283     7.12%   $13,815    5.11%    $30,646    4.92% $30,986
                            ======    ====      ======   ====     ======     ====    =======    ====     =======    ====  =======

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment. At September 30, 2003, the Company had $8.4 million in FHLB borrowings.

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

         The determination of interest rates is based upon a number of factors, including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) the Bank's current cost of funds and its yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB. Interest rates are reviewed and set by the President and the Board of Directors at semi- monthly meetings.

         The Bank has a significant percentage of certificates of deposit in its deposit portfolio (42.3% at September 30, 2003). The Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

         Deposits in the Bank as of September 30, 2003, were represented by various types of savings programs described below.

                                                  Balance at       Percentage of
Category                   Interest Rate(1)   September 30, 2003  Total Deposits
--------                   ----------------   ------------------  --------------
                                            (Dollars in Thousands)
NOW Accounts(2)                  0.87%                 $ 7,606             15.1%
Savings Accounts                 2.00                   21,498             42.6

Certificates of Deposit(3):
1.00-1.99%                       1.56                    2,414              4.8
2.00-2.99%                       2.50                    4,933              9.8
3.00-3.99%                       3.42                    6,535             12.9
4.00-4.99%                       4.17                    3,034              6.0
5.00-5.99%                       5.23                    2,514              5.0
6.00-6.99%                       6.44                      904              1.8
7.00-7.99%                       7.40                    1,030              2.0
                                                       -------            -----
     Total                       2.45                  $50,468            100.0%
                                                       =======            =====
---------------
(1)  Weighted average rate as of September 30, 2003.
(2)  Includes money market accounts.
(3) Includes jumbo certificates of deposit of $5.9 million. See table of maturities of certificates of deposit of $100,000 or more.

         The following table sets forth the aggregate maturities of certificates of deposit at September 30, 2003.


                                                   (In Thousands)
              2004....................                 $10,618
              2005....................                   4,478
              2006....................                   3,515
              2007....................                     723
              2008....................                   2,030
                                                       -------
                Total                                  $21,364
                                                       =======

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003.


                                                       Certificates
        Maturity Period                                 of Deposit
        ---------------                                 ----------
                                                      (In Thousands)
        Within three months.....................          $  800
        Three through six months................             628
        Six through twelve months...............             523
        Over twelve months......................           3,991
                                                           -----
                                                          $5,942
                                                          ======

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Company, as the need arises or in order to take advantage of funding opportunities, borrows funds in the form of advances from the FHLB to supplement its supply of loanable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. Government. The Bank has a line of credit for $4.0 million from the FHLB, maturing January 31, 2004 with an interest rate of 1.31% at September 30, 2003. The Bank had draws of $1.2 million and $0 on this line of credit at September 30, 2003 and 2002, respectively.

         The following table sets forth certain information regarding Bank's borrowed funds.


                                                        Year Ended September 30,
                                                        ------------------------
                                                            2003         2002
                                                           ------       ------
FHLB Advances:                                            (Dollars in Thousands)
Average balance outstanding.........................       $7,018       $1,651
Maximum amount outstanding
  at any month-end during the period................        9,489        5,000
Balance outstanding at end of period................        8,378        4,883
Weighted average interest rate during the period....        3.19%        3.59%
Weighted average interest rate at end of period.....        2.84%        3.59%

Subsidiary Activity

         The Bank is permitted to invest its assets in the capital stock of, or originate secured or unsecured loans to, subsidiary corporations.

Personnel

         As of September 30, 2003, the Bank had eight full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

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

Recent Legislation to Curtail Corporate Accounting Irregularities.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the implementation of new regulations subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2003 and in each of the last twelve months and, therefore, qualifies as a QTL

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy liquidity requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Item 2. Description of Property

(a)      Properties

         The Bank's main office is located at 2000 Mt. Troy Road, Pittsburgh, Pennsylvania. The following table sets forth information regarding the Bank's office, including the net book value of the office and its equipment.


                      Year Facility       Leased or         Net Book Value at
Office Location          Opened             Owned          September 30, 2003
---------------          ------             -----          ------------------

Main Office               1973              Owned               $281,411

(b)      Investment Policies

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

(c)      Description of Real Estate and Operating Data

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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2003 (the "Annual Report") is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

         The   Company's   financial   statements   listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

         Not applicable.

Item 8A. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2003 (the "Proxy Statement") is incorporated herein by reference.

         The Company has not adopted a code of ethics because its common stock trades on the OTC Bulletin Board, and thus the Company is not subject to the requirements of any stock exchange to have adopted such a code.

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

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

          (d)     Securities Authorized for Issuance Under  Equity  Compensation
               Plans

         Set forth below is information as of September 30, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                        EQUITY COMPENSATION PLAN INFORMATION

                                               (a)                    (b)                        (c)
                                                                                        Number of securities
                                      Number of securities      Weighted-average        remaining available for
                                        to be issued upon      exercise price of         future issuance under
                                           exercise of            outstanding             equity compensation
                                      outstanding options,     options, warrants      plans (excluding securities
                                      warrants and rights         and rights           reflected in column (a))
                                      --------------------        -----------          ------------------------
Equity compensation plans
  approved by shareholders.........          37,875                  $17.00                     37,875
Equity compensation plans
  not approved
  by shareholders..................              --                      --                         --
                                             ------                  ------                     ------
     TOTAL........................           37,875                  $17.00                     37,875
                                             ======                  ======                     ======

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

         1. The consolidated statements of financial condition of the Company as of September 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended, together with the related notes and the independent auditors' report.

         2. The following Financial Statement Schedule is filed as part of this report:

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Reserve Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Reserve Bancorp, Inc. and subsidiary (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reserve Bancorp, Inc. and subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Stokes & Hinds, LLC

November 8, 2002
Pittsburgh, Pennsylvania

         3. The following exhibits are included in this Report or incorporated herein by reference:

            (a) List of Exhibits:

                    3(i) Articles of Incorporation of Reserve Bancorp, Inc. * 3(ii) Bylaws of Reserve Bancorp, Inc. *
                    13   Annual Report to Stockholders for the fiscal year ended
                         September 30, 2003
                    21   Subsidiaries of the Company (See Item 1. Description of
                         Business)
                    23   Consent of Parente Randolph, LLC
                    31   Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002
                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002

---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 75212 filed with the SEC on December 14, 2001.

     (b) Reports on Form 8-K:

     On August 21, 2003 the Company filed a Current Report on Form 8-K issuing a press release to report earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2003.

                                     RESERVE BANCORP, INC.


                                     By:      /s/ Richard A. Sinewe
                                              ----------------------------------
                                              Richard A. Sinewe
                                              President
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 23, 2003.



/s/ Richard A. Sinewe             /s/ David P. Butler
-------------------------------   ----------------------------------------------
Richard A. Sinewe                 David P. Butler
President and Director            Chairman of the Board


/s/ Timothy Schneider             /s/ Robert B. Shust
-------------------------------   ----------------------------------------------
Timothy Schneider                 Robert B. Shust
Director                          Vice Chairman of the Board, Secretary and
                                  Director



/s/ Brian S. Allen                /s/ Robert B. Kastan
-------------------------------   ----------------------------------------------
Brian S. Allen                    Robert B. Kastan
Director                          Treasurer/Controller
                                  (Principal Accounting and Financial Officer)