Form 10QSB
period 2003-12-31
RESERVE BANCORP INC
filed 2004-02-17
CIK 1163542

10QSB
                                   Form 10QSB
                          U. S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission File Number 0-49696
                                                -------

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

                     X    Yes                      No
                  -------                  -------

As of February 13, 2004, there were 711,950 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes                 X    No
                  -------                  -------

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania

                                      Index

PART I.                                                                  Page(s)
-------                                                                  -------
FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of December 31, 2003
       (Unaudited) and September 30, 2003 .....................................3

     Consolidated Statements of Income - (Unaudited) for the three months ended December 31, 2003 and 2002.................................4

     Consolidated Statements of Cash Flows - (Unaudited) for the three months ended December 31, 2003 and 2002...............................5-6

     Notes to (Unaudited) Consolidated Financial Statements.................7-11

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12-16

Item 3.      Controls and Procedures..........................................16

PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings................................................17

Item 2.      Changes in Securities............................................17

Item 3.      Defaults Upon Senior Securities..................................17

Item 4.      Submission of Matters to a Vote of Security Holders..............17

Item 5.      Other Information................................................17

Item 6.      Exhibits and Reports on Form 8-K.................................17

Signatures   ................................................................ 18

                                      (2)

                              RESERVE BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,    September 30,
                                                                   2003            2003
                                                                (UNAUDITED)      (AUDITED)
                                                            ----------------  ---------------
                                     ASSETS
Cash and cash equivalents:
      Interest bearing                                         $  2,810,298    $  3,118,784
      Noninterest bearing                                           288,258         231,185
Interest-bearing deposits in other banks                          1,297,643       1,397,485
Securities held-to-maturity (estimated fair value of
      $4,550,484 and $4,574,916)                                  4,300,670       4,301,648
Mortgage-backed securities held-to-maturity (estimated
      fair value of $3,428,015 and 3,997,025)                     3,367,730       3,929,953
Securities available-for-sale, at fair value                     16,350,309      14,351,220
Mortgage-backed securities available-for-sale, at fair value      6,475,776       8,063,083
Loans, net                                                       35,489,612      34,886,871
Federal Home Loan Bank stock, at cost                               584,200         674,500
Accrued interest receivable                                         540,345         500,626
Premises and equipment, net                                         294,083         281,411
Real estate held for investment                                     154,302         154,302
Other assets                                                         46,879          48,184
                                                               ------------    ------------
           TOTAL ASSETS                                        $ 72,000,105    $ 71,939,252
                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                       $ 51,603,654    $ 50,468,363
Federal Home Loan Bank advances                                   7,477,880       8,378,469
Advances from borrowers for taxes and insurance                     245,588          76,998
Accrued interest payable                                             89,643         122,542
Other liabilities                                                   256,177         296,131
                                                               ------------    ------------
           Total liabilities                                     59,672,942      59,342,503
                                                               ------------    ------------
Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                    -               -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                       75,750          75,750
Additional paid-in-capital                                        7,140,697       7,128,170
Retained earnings - substantially restricted                      6,404,508       6,275,671
Accumulated other comprehensive income, net of
      applicable income taxes of $114,333 and $102,203              164,528         143,485
Treasury stock, at cost (45,550 and 20,450 shares)                 (810,003)       (342,033)
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                  (457,260)       (472,008)
Unearned shares held by Restricted Stock Plan (RSP)                (191,057)       (212,286)
                                                               ------------    ------------
           Net shareholders' equity                              12,327,163      12,596,749
                                                               ------------    ------------
           TOTAL                                               $ 72,000,105    $ 71,939,252
                                                               ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                                     (3)

                              RESERVE BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended
                                                          December 31,
                                                        2003       2002
                                                    --------   --------
INTEREST AND DIVIDEND INCOME
      Loans                                         $599,286   $632,310
      Investments                                    213,699    159,542
      Mortgage-backed securities                     103,694    116,148
      Interest-earning demand deposits                21,154     26,809
      FHLB stock                                       3,375      3,250
                                                    --------   --------
                                                     941,208    938,059
                                                    --------   --------
INTEREST EXPENSE
      Deposits                                       312,720    371,808
      Advances from Federal Home Loan Bank            46,535     41,218
                                                    --------   --------
                                                     359,255    413,026
                                                    --------   --------
                 NET INTEREST INCOME                 581,953    525,033

PROVISION FOR LOAN LOSSES                              4,500      4,500
                                                    --------   --------
                 NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES         577,453    520,533
                                                    --------   --------
NONINTEREST INCOME
      Service charges and other fees                  28,740     49,635
      Income from real estate rental                   3,150      2,150
      Gain on sale of investments                     27,294     16,793
                                                    --------   --------
                                                      59,184     68,578
                                                    --------   --------
NONINTEREST EXPENSE
      Compensation and benefits                      172,775    146,980
      Occupancy and equipment expense                 24,962     24,723
      Federal deposit insurance premiums               7,793      6,117
      Service bureau expense                          27,407     25,517
      Other                                           85,900     81,547
                                                    --------   --------
                                                     318,837    284,884
                                                    --------   --------
                 INCOME BEFORE INCOME TAX EXPENSE    317,800    304,227

INCOME TAX EXPENSE                                   119,294    112,554
                                                    --------   --------
                 NET INCOME                         $198,506   $191,673
                                                    ========   ========
EARNINGS PER SHARE - BASIC                          $   0.30   $   0.27
EARNINGS PER SHARE - DILUTED                        $   0.29   $   0.27

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          657,821    702,433
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        681,809    702,433

     See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                              RESERVE BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three Months Ended
                                                                          December 31,
                                                                       2003           2002
                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                                         $   198,506    $   191,673
Adjustments to reconcile net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                               22,354         19,917
           Premiums and discounts on investment securities             166,731          8,381
      Provision for loan losses                                          4,500          4,500
      Depreciation and amortization of premises and equipment            9,802         10,560
      Net gain on sales of securities available-for-sale               (27,294)       (16,793)
      Compensation expense - ESOP and RSP                               50,180         18,862
      (Increase) decrease in:
           Accrued interest receivable                                 (39,719)       (41,056)
           Prepaid expenses                                            (10,826)        (7,368)
      Increase (decrease) in:
           Accrued interest payable                                    (32,899)        (2,169)
           Other liabilities                                           (39,954)        39,888
                                                                   -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              301,381        226,395
                                                                   -----------    -----------
INVESTING ACTIVITIES
      Proceeds from maturities of interest-bearing deposits
           in other banks                                              100,000              -
      Proceeds from maturities and calls of
           securities held-to-maturity                                       -        250,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                 554,617        364,475
      Purchases of securities held-to-maturity                               -       (400,000)
      Proceeds from sales of securities available-for-sale                   -        216,793
      Purchases of securities available-for-sale                    (3,070,000)    (3,094,939)
      Proceeds from sales of mortgage-backed securities
           available-for-sale                                        4,125,482              -
      Purchases of mortgage-backed securities available-for-sale    (3,079,024)             -
      Proceeds from maturities and calls of
           securities available-for-sale                             1,140,943        250,000
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale               372,980        208,968
      Net sales (purchases) of FHLB stock                               90,300        (73,000)
      Purchases of premises and equipment                              (22,474)       (18,181)
      Capitalized costs of real estate owned                            (1,600)             -
      Net loan originations and principal repayments on loans         (627,995)        69,022
                                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (416,771)    (2,226,862)
                                                                   -----------    -----------

     See accompanying notes to unaudited consolidated financial statements.

                                      (5)

                              RESERVE BANCORP, INC

                                                                 Three Months Ended
                                                                   December 31,
                                                                 2003           2002
                                                             -----------    -----------
FINANCING ACTIVITIES
      Net decrease in FHLB advances                             (900,589)      (450,595)
      Net increase in deposits                                 1,135,291      2,898,024
      Dividends paid                                             (71,345)       (37,876)
      Net increase in advances from borrowers
           for taxes and insurance                               168,590        155,133
      Purchase of treasury stock                                (467,970)          --
                                                             -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (136,023)     2,564,686
                                                             -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (251,413)       564,219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,349,969      1,655,160
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,098,556    $ 2,219,379
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings   $   319,536    $   415,195
                                                             ===========    ===========

      Income taxes                                           $   132,775    $    12,025
                                                             ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                                      (6)

                              RESERVE BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the September 30, 2003 audited consolidated financial statements, including the notes thereto.

NOTE B - BUSINESS/PLAN OF CONVERSION

Reserve Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Mt. Troy Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The operating results of the Company depend primarily upon the operating results of the Bank and, to a lesser extent, income from interest-earning assets such as investment securities. Mt. Troy Bank is a federally chartered, SAIF-insured stock savings bank. The Bank conducted business from two offices, Reserve Township and the City of Pittsburgh, through April 2003. In April 2003, the Pittsburgh branch was closed due to the landlord's decision to close the supermarket in which the branch was located. A new supermarket branch, in McCandless, Pennsylvania, is schedule to open on February 20, 2004. The Bank's principal sources of revenue originate from its portfolio of residential real estate and commercial mortgage loans as well as income from investment and mortgage-backed securities. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

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

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2003 and 2002 was $219,549 and $194,149, respectively.

                                      (7)

NOTE D - ASSET QUALITY

At December 31, 2003 and September 30, 2003, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $108,000 and $60,000, respectively. Nonperforming loans were 0.30% of total net loans at December 31, 2003. Total nonperforming assets as a percent of total assets at December 31, 2003 was 0.23%.

NOTE E - EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Bank's Employee Stock Ownership Plan (ESOP) and unvested shares held by the Bank's Restricted Stock Plan (RSP), during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the effect of stock options, if dilutive, in accordance with SFAS 128. Stockholders of the Company ratified the adoption of the 2003 Stock Option Plan at a meeting of stockholders on April 8, 2003. The computation of basic and diluted earnings per share is shown in the table below:

                                                              Three Months Ended
                                                                  December 31,
                                                             2003           2002
                                                          ------------   ------------
Basic EPS computation:
Numerator-Net Income                                      $    198,506   $    191,673
                                                          ============   ============

Denominator-Weighted average number of shares
  outstanding                                                  657,821        702,433
                                                          ============   ============
Basic EPS                                                 $        .30   $        .27
                                                          ============   ============


Diluted EPS computation:
Numerator-Net Income                                      $    198,506   $    191,673
                                                          ============   ============

Denominator-Weighted average number of shares
  outstanding                                                  657,821        702,433
Dilutive Stock Options                                          12,625              -
Dilutive Unvested RSP                                           11,363              -
                                                          ------------   ------------
Weighted average common shares and
  common stock equivalents                                     681,809        702,433
                                                          ============   ============
Diluted EPS                                               $        .29   $        .27
                                                          ============   ============

                                      (8)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On December 31, 2003, the loan had an outstanding balance of $472,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three month period ended December 31, 2003, compensation from the ESOP of $27,275 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 2003, the ESOP had 11,800 allocated shares and 47,200 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE F - RESTRICTED STOCK PLAN (RSP)

The Company maintains a RSP for directors, officers and selected employees. The objective of this plan is to enable the Company and the Bank to retain its corporate officers, directors and selected employees who have the experience and ability necessary to manage these entities. Directors, officers and selected employees who are selected by members of a Board-appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP, and have the responsibility to invest all funds contributed by the Bank to the Trust created for the RSP.

The Company reserved 30,300 shares, acquired 15,150 shares, and granted a total of 15,150 shares of common stock, of which 3,787 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning April 8, 2004. A total of 3,787 shares were vested as of December 31, 2003. The RSP shares purchased initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Directors and officers who terminate their association with the Company shall forfeit the right to any shares, which were awarded but not vested.

Net compensation expense attributable to the RSPs amounted to $21,229 for the period ended December 31, 2003.

                                      (9)

NOTE G - STOCK OPTION PLAN

The Company maintains a Stock Option Plan for the directors, officers and selected employees. An aggregate of 75,750 shares of authorized but unissued common stock of the Company were reserved for future issuance under this Plan. The stock options have an expiration term of ten years, subject to certain extensions and early terminations. The per share exercise price of an incentive stock option shall at a minimum equal the fair market value of a share of common stock on the date the option was granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to paid-in capital.

The following table presents information related to the outstanding options:


                                       Officers'         Directors'
                                        Stock              Stock      Exercise
                                       Options           Options      Price
                                       -------           -------      -----

Outstanding, September 30, 2003         15,150            22,725       $17.00
     Granted                                 -                 -          N/A
     Exercised                               -                 -          N/A
     Forfeited                               -                 -          N/A
                                        ------            ------
Outstanding, December 31, 2003          15,150            22,725       $17.00

There were 15,150 options outstanding for officers with an exercise price of $17.00 and a remaining contractual life of 9.25 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter. There were also 22,725 options outstanding for directors with an exercise price of $17.00 and a remaining contractual life of 9.25 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter.

NOTE H - STOCK BASED COMPENSATION

The Company accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company applies the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan.

                                      (10)


                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              2003               2002
                                                              ----               ----


Net income, as reported                                     $198,506          $191,673
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                       (1,326)              (-)
                                                            --------          --------

Pro forma net income                                        $197,180          $191,673
                                                            ========          ========

Earnings per share:
     Basic-as reported                                        $0.30             $0.27
                                                              =====             =====
     Basic-pro forma                                          $0.30             $0.27
                                                              =====             =====

     Diluted-as reported                                      $0.29             $0.27
                                                              =====             =====
     Diluted-pro forma                                        $0.29             $0.27
                                                              =====             =====

For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of the stock option grant was estimated on the date of the grant using the Black Scholes option pricing model.

                                      (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the accompanying consolidated financial statements.

General

The Company's results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities, and investment securities and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest income, such as loan-related fees and fees on deposit-related services, and the provision for loan losses.

The Management's Discussion and Analysis section of this quarterly report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time.

Changes in Financial Condition

The Company's total assets of $72.0 million at December 31, 2003, are reflective of an increase of $100,000 or 0.14% as compared to $71.9 million at September 30, 2003. Shareholders' equity decreased by $300,000 to $12.3 million at December 31, 2003, as compared to $12.6 million at September 30, 2003. The increase in total assets was primarily due to increases in investment securities and net loans, partially offset by a decrease in cash and cash equivalents and mortgage backed securities. The increase in total assets was primarily funded by an increase in deposits partially offset by paydowns on FHLB advances. The decrease in shareholders' equity was primarily due to open market repurchases of the Company's common stock. The changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $3,099,000 at December 31, 2003, a decrease of $251,000 or 7.5% as compared to $3,350,000 at September 30, 2003. This change was primarily due to a decrease in interest-bearing deposits maintained at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.3 million at December 31, 2003, a decrease of $100,000 or 7.1% as compared to $1.4 million at September 30, 2003.

Investment Securities. Investment securities totaled $20.7 million at December 31, 2003, an increase of $2.0 million or 10.7%, as compared to $18.7 million at September 30, 2003. This increase was primarily the result of the purchase of $2.7 million of government agency and municipal bonds, offset by the proceeds from calls of $1.0 million.

                                      (12)

Mortgage-backed Securities. Mortgage-backed securities totaled $9.8 million at December 31, 2003, a decrease of $2.2 million or 18.3%, as compared to $12.0 million at September 30, 2003. The decrease was primarily due to sales of $4.3 million and principal payments totaling $772,000 offset by purchases of $3.0 million.

Loans Receivable, net. Net loans receivable at December 31, 2003 totaled $35.5 million, an increase of $600,000 or 1.7%, as compared to $34.9 million at September 30, 2003. The increase was primarily due to originations exceeding principal repayments.

Deposits. Total deposits, after interest credited, increased $1.1 million or 2.2% to $51.6 million at December 31, 2003, as compared to $50.5 million at September 30, 2003. The change was due to increases in savings and NOW accounts, offset by a decrease in certificates of deposit.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $7.5 million at December 31, 2003 compared to $8.4 million at September 30, 2003.

Shareholders' Equity. Shareholders' equity totaled $12,327,000 at December 31, 2003, as compared to $12,597,000 at September 30, 2003. The decrease of $270,000 or 2.1% was primarily due to open market repurchases of the Company's stock totaling $468,000 and dividends paid of $71,000, offset by increases in quarterly net income of $199,000, other comprehensive income of $21,000 and $49,000 from the release of ESOP and RSP shares.

Results of Operations for the Three Months Ended December 31, 2003 and 2002.

Net Income. Net income of $199,000 was recorded for the three months ended December 31, 2003, as compared to net income of $192,000 for the three months ended December 31, 2002. The $7,000 or 3.6% increase in net income for the quarter ended December 31, 2003 was primarily the result of an increase in net interest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $57,000 or 10.8% for the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. The average balance of interest-earning assets increased $9.9 million or 16.2%, whereas the average rate earned thereon decreased 84 basis points. The average balance of interest-bearing liabilities increased by $10.1 million or 20.7%, whereas the average rate paid thereon decreased 95 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.89% for the three month period ended December 31, 2003 from 2.78% for the three month period ended December 31, 2002.

Interest Income. Interest income increased $3,000 or .32% to $941,000 for the three month period ended December 31, 2003, as compared to $938,000 for the three month period ended December 31, 2002.

Interest on loans receivable decreased $33,000 or 5.2% for the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. This change was the result of a $537,000 increase in the average balance of loans receivable offset by a 48 basis point decrease in the average yield earned on these loans reflecting market rates.

                                      (13)

Interest income on mortgage-backed securities decreased $12,000 or 10.7% for the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. This change was the result of a $1.4 million decrease in the average balance of mortgage-backed securities and a 136 basis point decrease in the average yield earned thereon. The average balance of investment securities increased as a result of increased deposits and FHLB borrowings.

Interest income on investment securities increased $54,000 or 33.9% for the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. The increase was the result of a $9.9 million increase in the average balance of investment securities, offset by a 54 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $6,000 or 18.4% for the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. The decrease was primarily due to a 95 basis point decrease in the average yield earned thereon, partially offset by an $841,000 increase in the average balance of other interest-earning assets, primarily interest-bearing deposits in other banks.

The average yield on the average balance of interest-earning assets was 5.33% and 6.17% for the three month periods ended December 31, 2003 and 2002, respectively.

Interest Expense. Interest expense totaled $359,000 for the three months ended December 31, 2003, as compared to $413,000 for the three months ended December 31, 2002. The $54,000 or 13.1% decrease was primarily due to a $10.1 million increase in the average balance of interest-bearing liabilities, partially offset by a 95 basis point decrease in the average rate paid on interest-bearing liabilities.

Interest expense on deposits totaled $313,000 for the three months ended December 31, 2003, as compared to $372,000 for the three months ended December 31, 2002. The $59,000 or 15.9% decrease was primarily due to a 92 basis point decrease in the average rate paid thereon, partially offset by a $6.9 million increase in the average balance of deposits. The increase in deposits is attributable to attractive deposit product yields.

Interest expense on FHLB advances increased $5,000 for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The increase was due to a $3.2 million increase in the average balance offset by a 114 basis point decrease in the average rate paid on FHLB advances during the three months ended December 31, 2003.

The average cost of interest-bearing liabilities was 2.44% and 3.39% for the three month periods ended December 31, 2003 and 2002, respectively.

Provision for Loan Losses. During the three month ended December 31, 2003 and 2002, the provision for loan losses was $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At December 31, 2003, the allowance for loan losses totaled $197,000 or 0.56% and 182.94% of total loans and total non-performing loans, respectively, as compared to $193,000 or 0.50% and 321.67%, respectively, at September 30, 2003. Our non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $108,000 and $60,000 at December 31, 2003 and September 30, 2003, respectively, which represented 0.30% and 0.17% of total net loans, respectively. Our ratio of non-performing loans to total assets was 0.15% and 0.08% at December 31, 2003 and September 30, 2003, respectively.

                                      (14)

Noninterest Income. During the three months ended December 31, 2003, noninterest income decreased $9,000 or 13.7%, as compared to the three months ended December 31, 2002, primarily due to reduced loan fee income, partially offset by gains on the sale of investments.

Noninterest Expense. Total noninterest expense increased by $34,000 or 11.9% during the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002. The increase was attributable to a $26,000 increase in compensation and benefits, including $8,000 attributable to the ESOP plan and $21,000 attributable to the RSP plan offset by a decrease of $6,000 in salaries .

Income Tax Expense. The provision for income tax totaled $119,000 for the three months ended December 31, 2003, as compared to $113,000 for the three months December 31, 2002. The $6,000 or 5.3% increase was due to increased income.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage-backed securities and loan repayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintained liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 2003, the Company had obligations to fund outstanding loan commitments of approximately $5.3 million, including construction loans in process and unused lines of credit, for which adequate resources were available to fund these loans. At December 31, 2003, approximately $9.1 million of the Bank's time deposits were scheduled to mature within the next 12 months. The Bank expects such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has the ability to obtain advances from the FHLB of Pittsburgh.

At December 31, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 2003, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

At December 31, 2003, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 2003, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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

                                      (15)

Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely too materially affect, the Company's internal control over financial reporting.

                                      (16)

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

                    None


Item 5.      Other Information
             -----------------

                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

               (a)  Exhibits

                    31   Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002
                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002

               (b)  Reports

                    During the quarter ended December 31, 2003, the registrant filed the following reports on Form 8-K:

                    o Report dated November 5, 2003 to report the adoption of a 5% stock repurchase plan (Items 5 and 7)

                    o Report dated November 10, 2003 to report declaration of a semi-annual cash dividend and the appointment of a new director (Items 5 and 7)

                                      (17)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RESERVE BANCORP, INC.



Date:  February 17, 2004           By   /s/Richard A. Sinewe
                                        ----------------------------------------
                                        Richard A. Sinewe
                                        President
                                        (Principal Executive Officer)



Date:  February 17, 2004           By   /s/Robert B. Kastan
                                        ----------------------------------------
                                        Robert B. Kastan
                                        Treasurer/Controller
                                        (Principal Financial/Accounting Officer)


                                      (18)