Form 10QSB
period 2004-03-31
RESERVE BANCORP INC
filed 2004-05-17
CIK 1163542

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

                         Commission File Number 0-49696

                              RESERVE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                              23-3102103
                  ------------                             -----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
         or organization)                                    Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                  15212
--------------------------------------------                  ------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (412) 322-6107
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

                     X    Yes                    No
                  --------             ---------

As of May 14, 2004, there were 711,950 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes              X     No
                  --------             ---------

                              RESERVE BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                  Page(s)
-------                                                                  -------

FINANCIAL INFORMATION

Item 1.      Financial statements

             Consolidated Balance Sheets - as of March 31, 2004 (Unaudited)
               and September 30, 2003 .........................................3

             Consolidated Statements of Income - (Unaudited)
               for the three and six months ended March 31, 2004 and 2003......4

             Consolidated Statements of Cash Flows - (Unaudited)
               for the six months ended March 31, 2004 and 2003..............5-6

             Notes to (Unaudited) Consolidated Financial Statements.........7-11

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12-16

Item 3.      Controls and Procedures..........................................17

PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings................................................18

Item 2.      Changes in Securities and Small Business Issuer Purchases
             of Equity Securities.............................................18

Item 3.      Defaults Upon Senior Securities..................................18

Item 4.      Submission of Matters to a Vote of Security Holders..............18

Item 5.      Other Information................................................18

Item 6.      Exhibits and Reports on Form 8-K..............................18-19

Signatures   .................................................................20

                              RESERVE BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,     September 30,
                                                                   2004            2003
                                                                (UNAUDITED)      (AUDITED)
                                                                -----------      ---------
                                     ASSETS

Cash and cash equivalents:
      Interest bearing                                         $  1,007,659    $  3,118,784
      Noninterest bearing                                           290,364         231,185
Interest-bearing deposits in other banks                          1,197,802       1,397,485
Securities held-to-maturity (estimated fair value of
      $4,372,193 and $4,574,916)                                  4,104,566       4,301,648
Mortgage-backed securities held-to-maturity (estimated
      fair value of $3,204,181 and $3,997,025)                    3,124,332       3,929,953
Securities available-for-sale, at fair value                     15,700,633      14,351,220
Mortgage-backed securities available-for-sale, at fair value     13,373,700       8,063,083
Loans, net                                                       35,712,232      34,886,871
Federal Home Loan Bank stock, at cost                               607,900         674,500
Accrued interest receivable                                         496,905         500,626
Premises and equipment, net                                         439,547         281,411
Real estate held for investment                                     154,302         154,302
Other assets                                                        211,572          48,184
                                                               ------------    ------------
           TOTAL ASSETS                                        $ 76,421,514    $ 71,939,252
                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                       $ 54,908,207    $ 50,468,363
Federal Home Loan Bank advances                                   8,332,520       8,378,469
Advances from borrowers for taxes and insurance                     257,612          76,998
Accrued interest payable                                             65,189         122,542
Other liabilities                                                   274,555         296,131
                                                               ------------    ------------

           Total liabilities                                     63,838,083      59,342,503
                                                               ------------    ------------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                    -               -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                       75,750          75,750
Additional paid-in-capital                                        7,154,946       7,128,170
Retained earnings - substantially restricted                      6,605,504       6,275,671
Accumulated other comprehensive income, net of
      applicable income taxes of $117,811 and $102,203              169,575         143,485
Treasury stock, at cost (45,550 and 20,450 shares)                 (810,003)       (342,033)
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                  (442,512)       (472,008)
Unearned shares held by Restricted Stock Plan (RSP)                (169,829)       (212,286)
                                                               ------------    ------------

           Net shareholders' equity                              12,583,431      12,596,749
                                                               ------------    ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 76,421,514    $ 71,939,252
                                                               ============    ============

                                      (3)

                              RESERVE BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended        Six Months Ended
                                                       March 31,                 March 31,
                                                      2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
     Loans                                      $  610,579   $  638,419   $1,209,865   $1,270,729
     Investments                                   209,289      171,603      422,988      331,145
     Mortgaged-backed securities                   108,273      121,925      211,967      238,073
     Interest-earning demand deposits               16,704       26,151       37,858       52,960
     FHLB stock                                      2,184        3,250        5,559        6,500
                                                ----------   ----------   ----------   ----------

                                                   947,029      961,348    1,888,237    1,899,407
                                                ----------   ----------   ----------   ----------

INTEREST EXPENSE
     Deposits                                      311,931      371,118      624,651      742,926
     Advances from Federal Home Loan Bank           43,720       50,526       90,255       91,744
                                                ----------   ----------   ----------   ----------

                                                   355,651      421,644      714,906      834,670
                                                ----------   ----------   ----------   ----------

             NET INTEREST INCOME                   591,378      539,704    1,173,331    1,064,737

PROVISION FOR LOAN LOSSES                            4,500        4,500        9,000        9,000
                                                ----------   ----------   ----------   ----------

             NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES           586,878      535,204    1,164,331    1,055,737
                                                ----------   ----------   ----------   ----------
NONINTEREST INCOME
     Service charges and other fees                 27,378       46,872       56,118       96,507
     Income from real estate rental                  3,300        3,150        6,450        5,300
     Gain on sale of investments                    60,079       17,955       87,373       34,748
                                                ----------   ----------   ----------   ----------

                                                    90,757       67,977      149,941      136,555
                                                ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
     Compensation and benefits                     194,540      155,122      367,315      302,102
     Occupancy and equipment expense                33,970       29,213       58,932       53,936
     Federal deposit insurance premiums              5,043        1,825       12,836        7,942
     Service bureau expense                         22,076       28,986       49,483       54,503
     Other                                         101,181      100,892      187,081      182,439
                                                ----------   ----------   ----------   ----------

                                                   356,810      316,038      675,647      600,922
                                                ----------   ----------   ----------   ----------

             INCOME BEFORE INCOME TAX EXPENSE      320,825      287,143      638,625      591,370

INCOME TAX EXPENSE                                 118,153      104,680      237,447      217,234
                                                ----------   ----------   ----------   ----------

             NET INCOME                         $  202,672   $  182,463   $  401,178   $  374,136
                                                ==========   ==========   ==========   ==========

EARNINGS PER SHARE - BASIC                      $     0.31   $     0.26   $     0.61   $     0.53
EARNINGS PER SHARE - DILUTED                    $     0.30   $     0.26   $     0.59   $     0.53

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC        652,896      703,908      655,358      703,171
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED      676,884      703,908      679,346      703,171

                                      (4)

                              RESERVE BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                             March 31,
                                                                           2004            2003
                                                                   ------------    ------------
OPERATING ACTIVITIES
Net income                                                         $    401,178    $    374,136
Adjustments to reconcile net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                               (33,649)         (3,603)
           Premiums and discounts on investment securities              218,251          26,239
      Provision for loan losses                                           9,000           9,000
      Depreciation and amortization of premises and equipment            21,620          22,426
      Net gain on sales of securities available-for-sale                (87,373)        (34,748)
      Compensation expense - ESOP and RSP                                98,729          40,234
      (Increase) decrease in:
           Accrued interest receivable                                    3,721         (86,879)
           Prepaid expenses                                            (178,998)        (21,371)
      Increase (decrease) in:
           Accrued interest payable                                     (57,353)         14,374
           Other liabilities                                            (21,576)         30,312
                                                                   ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               373,550         370,120
                                                                   ------------    ------------

INVESTING ACTIVITIES
      Purchase of interest-bearing deposits in other banks                    -        (200,028)
      Proceeds from maturities of interest-bearing deposits
           in other banks                                               200,000         100,000
      Proceeds from maturities and calls of
           securities held-to-maturity                                  195,000         900,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                  794,969         862,539
      Purchases of securities held-to-maturity                                -        (150,000)
      Proceeds from sales of securities available-for-sale            2,496,849         292,098
      Purchases of securities available-for-sale                     (5,371,742)     (5,655,657)
      Proceeds from sales of mortgage-backed securities
           available-for-sale                                         4,133,953               -
      Purchases of mortgage-backed securities available-for-sale    (10,382,870)     (5,906,748)
      Proceeds from maturities and calls of
           securities available-for-sale                              1,653,842         750,000
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale                733,177         435,346
      Net sales (purchases) of FHLB stock                                66,600        (341,500)
      Purchases of premises and equipment                              (179,756)        (35,906)
      Net loan originations and principal repayments on loans          (800,712)        184,398
                                                                   ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                (6,460,690)     (8,765,458)
                                                                   ------------    ------------

                                      (5)

                              RESERVE BANCORP, INC

                                                                  Six Months Ended
                                                                       March 31,
                                                                  2004            2003
                                                             ------------    ------------
FINANCING ACTIVITIES
      Net (decrease) increase in FHLB advances                    (45,949)      4,541,688
      Net increase in deposits                                  4,439,844       5,415,092
      Dividends paid                                              (71,345)        (37,875)
      Net increase in advances from borrowers
           for taxes and insurance                                180,614         158,236
      Purchase of treasury stock                                 (467,970)              -
                                                             ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       4,035,194      10,077,141
                                                             ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (2,051,946)      1,681,803

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,349,969       1,655,160
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  1,298,023    $  3,336,963
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings   $    772,259    $    820,296
                                                             ============    ============

      Income taxes                                           $    367,350    $    144,166
                                                             ============    ============

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

NOTE B - BUSINESS/PLAN OF CONVERSION

Reserve Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Mt. Troy Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The operating results of the Company depend primarily upon the operating results of the Bank and, to a lesser extent, income from interest-earning assets such as investment securities. The Bank is a federally chartered, SAIF-insured stock savings bank. The Bank conducted business from two offices, Reserve Township and the City of Pittsburgh, through April 2003. In April 2003, the Pittsburgh branch was closed due to the landlord's decision to close the supermarket in which the branch was located. A new supermarket branch, in McCandless, Pennsylvania, opened on February 20, 2004. The Bank's principal sources of revenue originate from its portfolio of residential real estate and commercial mortgage loans as well as income from investment and mortgage-backed securities. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

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

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2004 and 2003 was $207,719 and $182,839, respectively. Total comprehensive income for the six months ended March 31, 2004 and 2003 was $427,268 and $376,988, respectively.

                                      (7)

NOTE D - ASSET QUALITY

At March 31, 2004 and September 30, 2003, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $107,000 and $60,000, respectively. Nonperforming loans were 0.30% of total net loans at March 31, 2004. Total nonperforming assets as a percent of total assets at March 31, 2004 was 0.14%.

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

                                                   Three Months Ended       Six Months Ended
                                                       March 31,                March 31,
                                                    2004           2003       2004       2003
                                                --------   ------------   --------   --------
Basic EPS computation:
Numerator-Net Income                            $202,672   $    182,463   $401,178   $374,136
                                                ========   ============   ========   ========

Denominator-Weighted average number of shares
outstanding                                      652,896        703,908    655,358    703,171
                                                ========   ============   ========   ========
Basic EPS                                       $   0.31   $       0.26   $   0.61   $   0.53
                                                ========   ============   ========   ========


Diluted EPS computation:
Numerator-Net Income                            $202,672   $    182,463   $401,178   $374,136
                                                ========   ============   ========   ========

Denominator-Weighted average number of shares
outstanding                                      652,896        703,908    655,358    703,171
Dilutive Stock Options                            12,625              -     12,625          -
Dilutive Unvested RSP                             11,363              -     11,363          -
                                                --------   ------------   --------   --------
Weighted average common shares and
  common stock equivalents                       676,884        703,908    679,346    703,171
                                                ========   ============   ========   ========
Diluted EPS                                     $   0.30   $       0.26   $   0.59   $   0.53
                                                ========   ============   ========   ========

                                      (8)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On March 31, 2004, the loan had an outstanding balance of $442,500 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the six month period ended March 31, 2004, compensation from the ESOP of $56,272 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 2004, the ESOP had 13,275 allocated shares and 45,725 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

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

The Company reserved 30,300 shares, acquired 15,150 shares, and granted a total of 15,150 shares of common stock, of which 3,787 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning April 8, 2004. A total of 3,787 shares were vested as of March 31, 2004. The RSP shares purchased initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Directors and officers who terminate their association with the Company shall forfeit the right to any shares, which were awarded but not vested.

Net compensation expense attributable to the RSP amounted to $42,457 for the six month period ended March 31, 2004.

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

The following table presents information related to the outstanding options:


                                         Officers'    Directors'
                                          Stock         Stock        Exercise
                                         Options      Options        Price
                                         -------      -------        -----

Outstanding, September 30, 2003           15,150       22,725         $17.00
     Granted                                   -            -            N/A
     Exercised                                 -            -            N/A
     Forfeited                                 -            -            N/A
                                          ------       ------
Outstanding, March 31, 2004               15,150       22,725         $17.00
                                          ======       ======

There were 15,150 options outstanding for officers with an exercise price of $17.00 and a remaining contractual life of 9.00 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter. There were also 22,725 options outstanding for directors with an exercise price of $17.00 and a remaining contractual life of 9.00 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter.

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

                                      (10)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              2004          2003
                                                           ---------   ----------
Net income, as reported                                    $ 202,672   $ 182,463
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                       (1,326)         (-)
                                                           ---------   ---------

Pro forma net income                                       $ 201,346   $ 182,463
                                                           =========   =========

Earnings per share:
     Basic-as reported                                     $    0.31   $    0.26
                                                           =========   =========
     Basic-pro forma                                       $    0.31   $    0.26
                                                           =========   =========
     Diluted-as reported                                   $    0.30   $    0.26
                                                           =========   =========
     Diluted-pro forma                                     $    0.30   $    0.26
                                                           =========   =========

                                                              SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              2004          2003
                                                           ---------   ----------
Net income, as reported                                    $ 401,178   $ 374,136
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                       (2,652)         (-)
                                                           ---------   ---------

Pro forma net income                                       $ 398,526   $ 374,136
                                                           =========   =========

Earnings per share:
     Basic-as reported                                     $    0.61   $    0.53
                                                           =========   =========
     Basic-pro forma                                       $    0.61   $    0.53
                                                           =========   =========

     Diluted-as reported                                   $    0.59   $    0.53
                                                           =========   =========
     Diluted-pro forma                                     $    0.59   $    0.53
                                                           =========   =========

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

The Management's Discussion and Analysis section of this annual report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time.

Changes in Financial Condition

The Company's total assets of $76.4 million at March 31, 2004, are reflective of an increase of $4,500,000 or 6.3% as compared to $71.9 million at September 30, 2003. Total liabilities increased by $4.5 million to $63.8 million at March 31, 2004, as compared to $59.3 million at September 30, 2003. Stockholders' equity decreased by $13,000 to $12,583,000 at March 31, 2004, as compared to $12,596,000 at September 30, 2003. The increase in total assets was primarily due to increases in investment securities, net loans, mortgage-backed securities, premises and equipment, partially offset by a decrease in cash and cash equivalents. The increase in total liabilities was primarily due to a $4.4 million increase in deposits. The decrease in stockholders' equity was primarily due to repurchases of the Company's common stock. The changes in the components of assets, liabilities and equity are discussed as follows.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $1,298,000 at March 31, 2004, a decrease of $2,052,000 or 61.3% as compared to $3,350,000 at September 30, 2003. This change was primarily due to a decrease in interest-bearing deposits maintained at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.2 million at March 31, 2004, a decrease of $200,000 or 14.3% as compared to $1.4 million at September 30, 2003.

Investment Securities. Investment securities totaled $19.8 million at March 31, 2004, an increase of $1.1 million or 5.9%, as compared to $18.7 million at September 30, 2003. This increase was

                                      (12)
primarily the result of the purchase of $4.0 million of Government agency and municipal bonds, $1.2 million of mutual funds, offset by the proceeds from sales and calls of $4.1 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $16.5 million at March 31, 2004, an increase of $4.6 million or 37.5%, as compared to $12.0 million at September 30, 2003. The increase was primarily due to purchases of $10.4 million, offset by principal payments totaling $1.5 million and sales of $4.3 million.

Loans Receivable, net. Net loans receivable at March 31, 2004 totaled $35.7 million, an increase of $800,000 or 2.3%, as compared to $34.9 million at September 30, 2003. The increase was primarily due to net principal originations.

Deposits. Total deposits, after interest credited, increased $4.4 million or 8.7% to $54.9 million at March 31, 2004, as compared to $50.5 million at September 30, 2003. The change was due to increases in savings, and certificates of deposit, offset by decreases in NOW accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $8.3 million at March 31, 2004 compared to $8.4 million at September 30, 2003.

Stockholders' Equity. Stockholders' equity totaled $12,583,000 at March 31, 2004, as compared to $12,597,000 at September 30, 2003. The decrease of $13,000 or 0.1% was primarily due to the repurchase of $468,000 in shares of the Company's stock and dividends paid of $71,000, offset by increases in net income for the six month period ended March 31, 2004 of $401,000, other comprehensive income of $25,000, and $99,000 from the release of ESOP and RSP shares.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net Income. Net income of $203,000 was recorded for the three months ended March 31, 2004, as compared to net income of $182,000 for the three months ended March 31, 2003. The $21,000 or 11.5% increase in net income for the quarter ended March 31, 2004 was primarily the result of increases in net interest income and noninterest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $52,000 or 9.6% for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. The average balance of interest-earning assets increased $7.2 million or 11.1%, while the average rate earned thereon decreased 67 basis points. The average balance of interest-bearing liabilities increased by $7.6 million or 14.4%, while the average rate paid thereon decreased 83 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.90% for the three month period ended March 31, 2004 from 2.74% for the three month period ended March 31, 2003.

Interest Income. Interest income decreased $14,000 or 1.5% to $947,000 for the three month period ended March 31, 2004, as compared to $961,000 for the three month period ended March 31, 2003.

Interest on loans receivable decreased $28,000 or 4.4% for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. This change was the result of

                                      (13)
a $1,021,000 increase in the average balance of loans receivable offset by a 51 basis point decrease in the average yield earned on these loans.

Interest income on mortgage-backed securities decreased $14,000 or 11.2% for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. This change was the result of a $1.6 million increase in the average balance of mortgage-backed securities and a 110 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $37,000 or 21.5% for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. The increase was the result of a $5.6 million increase in the average balance of investment securities, offset by a 61 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $10,000 or 34.5% for the three month period ended March 31, 2004, as compared to the three month period March 31, 2003. The decrease was primarily due to a 38 basis point decrease in the average yield earned thereon, and a $1.1 million decrease in the average balance of other interest-earning assets.

The average yield on interest-earning assets was 5.26% and 5.93% for the three month periods ended March 31, 2004 and 2003, respectively.

Interest Expense. Interest expense totaled $356,000 for the three months ended March 31, 2004, as compared to $422,000 for the three months ended March 31, 2003. The $66,000 or 15.6% decrease was primarily due to an 83 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by a $7.6 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits totaled $312,000 for the three months ended March 31, 2004, as compared to $371,000 for the three months ended March 31, 2003. The $59,000 or 15.9% decrease was primarily due to a 78 basis point decrease in the average rate paid thereon, partially offset by a $5.6 million increase in the average balance of deposits.

Interest expense on FHLB advances decreased $7,000 for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The decrease was due to a $2.0 million increase in the average balance and a 125 basis point decrease in the average rate paid on FHLB advances during the three months ended March 31, 2004.

Provision for Loan Losses. During the three month ended March 31, 2004 and 2003, the provision for loan losses was $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At March 31, 2004, the allowance for loan losses  totaled  $190,000 or 0.53% and
177.6 % of total loans and total non-performing loans, respectively, as compared to $193,000 or 0.50% and 321.67%, respectively, at September 30, 2003. The Bank's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $107,000 and $60,000 at March 31, 2004 and September 30, 2003, respectively, which represented 0.30% and 0.17% of total net loans, respectively. The Bank's ratio of non-performing loans to total assets was 0.14% and 0.08% at March 31, 2004 and September 30, 2003, respectively.

                                      (14)

Noninterest Income. During the three months ended March 31, 2004, noninterest income increased $23,000 or 33.5%, as compared to the three months ended March 31, 2003, primarily due to gains on the sale of investments, partially offset by decreases in service charges and other fees.

Noninterest Expense. Total noninterest expense increased by $41,000 or 12.9% during the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. The increase was attributable to a $39,000 increase in compensation and benefits, including $29,000 attributable to the ESOP plan and $21,000 attributable to the RSP plan.

Income Tax Expense. The provision for income tax totaled $118,000 for the three months ended March 31, 2004, as compared to $105,000 for the three months March 31, 2003. The $13,000 or 12.4% increase was due to increased income.


Results of Operations for the Six Months Ended March 31, 2004 and 2003

Net Income. Net income of $401,000 was recorded for the six months ended March 31, 2004, as compared to net income of $374,000 for the six months ended March
31, 2003. The $27,000 or 7.2% increase in net income for the six month period ended March 31, 2004 was primarily the result of increases in net interest income and noninterest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $109,000 or 10.2% for the six month period ended March 31, 2004, as compared to the six month period ended March 31, 2003. The average balance of interest-earning assets increased $8.6 million or 13.6%, while the average rate earned thereon decreased 75 basis points. The average balance of interest-bearing liabilities increased by $8.7 million or 17.1%, while the average rate paid thereon decreased 88 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.89% for the six month period ended March 31, 2004 from 2.76% for the six month period ended March 31, 2003.

Interest Income. Interest income decreased $11,000 or 0.58% to $1,888,000 for the six month period ended March 31, 2004, as compared to $1,899,000 for the six month period ended March 31, 2003.

Interest on loans receivable decreased $61,000 or 4.8% for the six month period ended March 31, 2004, as compared to the six month period ended March 31, 2003. This change was the result of a 53 basis point decrease in the average yield earned, offset by a $918,000 increase in the average balance of loans receivable.

Interest income on mortgage-backed securities decreased $26,000 or 11.0% for the six month period ended March 31, 2004, as compared to the six month period ended March 31, 2003. This change was the result of a $1.9 million increase in the average balance of mortgage-backed securities and a 121 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $92,000 or 27.8% for the six month period ended March 31, 2004, as compared to the six month period ended March 31, 2003. The increase was the

                                      (15)
result of a $5.7 million increase in the average balance of investment securities, offset by a 45 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $16,000 or 27.1% for the six month period ended March 31, 2004, as compared to the six month period March 31, 2003. The decrease was primarily due to a 73 basis point decrease in the average yield earned thereon, partially offset by a $39,000 increase in the average balance of other interest-earning assets.

The average yield on interest-earning assets was 5.29% and 6.04% for the six month periods ended March 31, 2004 and 2003, respectively.

Interest Expense. Interest expense totaled $715,000 for the six months ended March 31, 2004, as compared to $835,000 for the six months ended March 31, 2003. The $120,000 or 14.4% decrease was primarily due to an 88 basis point decrease in the average rate paid on the total average interest-bearing liabilities, offset by an $8.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits totaled $625,000 for the six months ended March 31, 2004, as compared to $743,000 for the six months ended March 31, 2003. The $118,000 or 15.9% decrease was primarily due to an 84 basis point decrease in the average rate paid thereon, partially offset by a $6.1 million increase in the average balance of deposits.

Interest expense on FHLB advances decreased $2,000 for the six months ended March 31, 2004, as compared to the six month ended March 31, 2003. The decrease was due to a 120 basis point decrease in the average rate paid on FHLB advances during the six months ended March 31, 2004, offset by a $2.6 million increase in the average balance.

Provision for Loan Losses. During the six month ended March 31, 2004 and 2003, the provision for loan losses was $9,000. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the six months ended March 31, 2004, noninterest income increased $13,000 or 9.8%, as compared to the six months ended March 31, 2003, primarily due to gains on the sale of investments, partially offset by decreases in service charges and other fees.

Noninterest Expense. Total noninterest expense increased by $75,000 or 12.4% during the six month period ended March 31, 2004, as compared to the six month period ended March 31, 2003. The increase was attributable to a $65,000 increase in compensation and benefits, including $56,000 attributable to the ESOP plan and $42,000 attributable to the RSP plan.

Income Tax Expense. The provision for income tax totaled $237,000 for the six months ended March 31, 2004, as compared to $217,000 for the six months March 31, 2003. The $20,000 or 9.2% increase was due to increased income.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and

                                      (16)
competition. The Company maintained liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2004, the Company had obligations to fund outstanding loan commitments of approximately $5.9 million, including construction loans in process and unused lines of credit, for which adequate resources were available to fund these loans. At March 31, 2004, approximately $8.2 million of the Bank's time deposits were scheduled to mature within the next 12 months. The Bank expects such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has the ability to obtain advances from the FHLB of Pittsburgh.

At March 31, 2004, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2004, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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

                                      (17)

                          Part II. - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------
                    None

Item 2.      Change in Securities and Small Business Issuer Purchases of Equity
             ------------------------------------------------------------------
             Securities
             ----------

                      ISSUER PURCHASES OF EQUITY SECURITIES
    -------------------------------------------------------------------------------------------------------------

    Period            (a) Total      (b) Average    (c) Total Number of       (d) Maximum Number (or
                     Number of       Price Paid     Shares (or Units)         Approximate Dollar Value) of
                     Shares (or      per Share      Purchased as Part of      Shares (or Units) that May Yet Be
                     Units)          (or Unit)      Publicly Announced        Purchased Under the Plans or
                     Purchased                      Plans or Programs         Programs (1)
    -------------------------------------------------------------------------------------------------------------
    January
    1-31, 2004             0              N/A                  0                            21,253
    -------------------------------------------------------------------------------------------------------------

    February
    1-29, 2004             0              N/A                  0                            21,253
    -------------------------------------------------------------------------------------------------------------

    March
    1-31, 2004             0              N/A                  0                            21,253
    -------------------------------------------------------------------------------------------------------------

    Total                  0              N/A                  0                            21,253
    ---------------- --------------- -------------- ------------------------- -----------------------------------

(1) On November 5, 2003, the Company announced that the Board of Directors has approved a plan to repurchase up to 5%, or 36,353 of the outstanding shares of the Company. This plan has no stated expiration date.

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
                  The Company held its Annual Meeting of Stockholders for the year ended September 30, 2003 on January 27, 2004. At the meeting, stockholders reelected Timothy Schneider as a director to a four-year term, and ratified the appointment of Stokes & Hinds, LLC as the Company's independent auditor for the fiscal year ending September 30, 2004.

Item 5.      Other Information
             -----------------
                    None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

          (a)  Exhibits

               31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      (18)

               (b)  Reports

                    During the quarter under report, the Company filed a Current Report on Form 8-K dated March 9, 2004 to announce earnings for the quarter ended December 31, 2003.

                                      (19)

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RESERVE BANCORP, INC.



Date: May 14, 2004                By    /s/Gerald R. Kunic
                                        ----------------------------------------
                                        Gerald R. Kunic
                                        President
                                        (Principal Executive Officer)



Date: May 14, 2004                By    /s/Robert B. Kastan
                                        ----------------------------------------
                                        Robert B. Kastan
                                        Treasurer/Controller
                                        (Principal Financial/Accounting Officer)


                                      (20)