Form 10QSB
period 2004-06-30
RSV BANCORP INC
filed 2004-08-16
CIK 1163542

10QSB
                                   Form 10QSB
                          U. S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission File Number 0-49696

                                RSV BANCORP, INC.
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

                     X    Yes                          No
                  ------                        ------

As of August 13, 2004, there were 616,646 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes                      X   No
                  ------                        ------

                                RSV BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                          Page(s)
-------                                                                          -------

FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of June 30, 2004
       (Unaudited) and September 30, 2003 .............................................3

     Consolidated Statements of Income - (Unaudited) for the three and nine months ended June 30, 2004 and 2003.............................................4

     Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended June 30, 2004 and 2003..................................................5-6

     Notes to (Unaudited) Consolidated Financial Statements.........................7-11

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................12-17

Item 3.      Controls and Procedures..................................................17

PART II.
--------

OTHER INFORMATION

Item 1.      Legal Proceedings........................................................18

Item 2.      Changes in Securities and Small Business Issuer Purchases
             of Equity Securities.....................................................18

Item 3.      Defaults Upon Senior Securities..........................................18

Item 4.      Submission of Matters to a Vote of Security Holders......................18

Item 5.      Other Information........................................................18

Item 6.      Exhibits and Reports on Form 8-K......................................18-19

Signatures............................................................................20

                                RSV BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,         September 30,
                                                                       2004               2003
                                                                    (UNAUDITED)         (AUDITED)
                                                                  ----------------  ------------------
                                        ASSETS

Cash and cash equivalents:
      Interest bearing                                               $  1,012,039      $ 3,118,784
      Noninterest bearing                                                 366,334          231,185
Interest-bearing deposits in other banks                                1,197,963        1,397,485
Securities held-to-maturity (estimated fair value of
      $4,239,715 and $4,574,916)                                        4,103,277        4,301,648
Mortgage-backed securities held-to-maturity (estimated
      fair value of $2,645,568 and $3,997,025)                          2,622,619        3,929,953
Securities available-for-sale, at fair value                           15,357,219       14,351,220
Mortgage-backed securities available-for-sale, at fair value           11,624,052        8,063,083
Loans, net                                                             38,278,691       34,886,871
Federal Home Loan Bank stock, at cost                                     609,700          674,500
Accrued interest receivable                                               513,915          500,626
Premises and equipment, net                                               445,249          281,411
Real estate held for investment                                           154,302          154,302
Other assets                                                              414,650           48,184
                                                                  ----------------  ---------------

           TOTAL ASSETS                                              $ 76,700,010      $71,939,252
                                                                  ================  ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                             $ 56,722,677      $50,468,363
Federal Home Loan Bank advances                                         7,465,260        8,378,469
Advances from borrowers for taxes and insurance                           391,490           76,998
Accrued interest payable                                                   74,267          122,542
Other liabilities                                                         359,878          296,131
                                                                  ----------------  ---------------

           Total liabilities                                           65,013,572       59,342,503
                                                                  ----------------  ---------------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                          -                -
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                             75,750           75,750
Additional paid-in-capital                                              7,167,218        7,128,170
Retained earnings - substantially restricted                            6,655,213        6,275,671
Accumulated other comprehensive (loss) income, net of
      applicable income taxes of $87,641 and $102,203                    (126,078)         143,485
Treasury stock, at cost (83,766 and 20,450 shares)                     (1,509,301)        (342,033)
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                        (427,764)        (472,008)
Unearned shares held by Restricted Stock Plan (RSP)                      (148,600)        (212,286)
                                                                  ----------------  ---------------

           Net shareholders' equity                                    11,686,438       12,596,749
                                                                  ----------------  ---------------

                        TOTAL                                        $ 76,700,010      $71,939,252
                                                                  ================  ===============

                                      (3)

                                RSV BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended               Nine Months Ended
                                                                  June 30,                         June 30,
                                                             2004           2003             2004           2003
                                                         -------------   -----------      ------------   -----------
INTEREST AND DIVIDEND INCOME
     Loans                                                  $ 599,527     $ 620,545        $1,809,392    $1,891,274
     Investments                                              258,945       179,233           681,933       510,378
     Mortgaged-backed securities                               87,429       162,141           299,396       400,214
     Interest-earning demand deposits                          14,328        27,586            52,186        80,546
     FHLB stock                                                 2,589         3,297             8,148         9,797
                                                         -------------   -----------      ------------   -----------

                                                              962,818       992,802         2,851,055     2,892,209
                                                         -------------   -----------      ------------   -----------

INTEREST EXPENSE
     Deposits                                                 332,533       370,579           957,184     1,113,505
     Advances from Federal Home Loan Bank                      51,655        66,000           141,910       157,744
                                                         -------------   -----------      ------------   -----------

                                                              384,188       436,579         1,099,094     1,271,249
                                                         -------------   -----------      ------------   -----------

             NET INTEREST INCOME                              578,630       556,223         1,751,961     1,620,960

PROVISION FOR LOAN LOSSES                                       4,500         4,500            13,500        13,500
                                                         -------------   -----------      ------------   -----------

             NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                      574,130       551,723         1,738,461     1,607,460
                                                         -------------   -----------      ------------   -----------

NONINTEREST INCOME
     Service charges and other fees                            36,688        52,666            92,806       149,173
     Income from real estate rental                             3,375         3,150             9,825         8,450
     Gain on sale of investments                               37,126             -           124,499        34,748
                                                         -------------   -----------      ------------   -----------

                                                               77,189        55,816           227,130       192,371
                                                         -------------   -----------      ------------   -----------

NONINTEREST EXPENSE
     Compensation and benefits                                206,484       187,556           573,799       489,658
     Occupancy and equipment expense                           40,216        28,598            99,148        82,534
     Federal deposit insurance premiums                        11,317        10,925            24,153        18,867
     Service bureau expense                                    17,621        29,168            67,104        83,671
     Other                                                    122,059       107,183           309,140       289,622
                                                         -------------   -----------      ------------   -----------

                                                              397,697       363,430         1,073,344       964,352
                                                         -------------   -----------      ------------   -----------

             INCOME BEFORE INCOME TAX EXPENSE                 253,622       244,109           892,247       835,479

INCOME TAX EXPENSE                                             97,870        87,281           335,317       304,515
                                                         -------------   -----------      ------------   -----------

             NET INCOME                                     $ 155,752     $ 156,828        $  556,930    $  530,964
                                                         =============   ===========      ============   ===========

EARNINGS PER SHARE - BASIC                                  $    0.24     $    0.23        $     0.86    $     0.76
EARNINGS PER SHARE - DILUTED                                $    0.23     $    0.22        $     0.82    $     0.75

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                   636,632       692,708           649,116       699,683
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                 669,457       704,071           681,941       711,046



                                       (4)

                                RSV BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     June 30,
                                                                               2004              2003
                                                                         ---------------  ---------------

OPERATING ACTIVITIES
Net income                                                                  $   556,930      $   530,964
Adjustments to reconcile net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                                       (20,956)         (49,566)
           Premiums and discounts on investment securities                      341,705           45,758
      Provision for loan losses                                                  13,500           13,500
      Depreciation and amortization of premises and equipment                    35,710           33,626
      Net gain on sales of securities available-for-sale                       (124,499)         (34,748)
      Compensation expense - ESOP and RSP                                       146,978           93,994
      (Increase) decrease in:
           Accrued interest receivable                                          (13,289)        (142,648)
           Prepaid expenses                                                    (176,622)         (25,043)
      Increase (decrease) in:
           Accrued interest payable                                             (48,275)          12,378
           Other liabilities                                                     63,747           68,938
                                                                         ---------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       774,929          547,153
                                                                         ---------------  ---------------

INVESTING ACTIVITIES
      Purchase of interest-bearing deposits in other banks                            -         (100,000)
      Proceeds from maturities of interest-bearing deposits
           in other banks                                                       200,000          100,000
      Proceeds from maturities and calls of
           securities held-to-maturity                                          195,000        1,250,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                        1,290,008        1,782,433
      Purchases of securities held-to-maturity                                        -         (150,000)
      Proceeds from sales of securities available-for-sale                    4,039,046          292,098
      Purchases of securities available-for-sale                             (7,872,869)      (8,411,117)
      Proceeds from sales of mortgage-backed securities
           available-for-sale                                                 4,133,953                -
      Purchases of mortgage-backed securities available-for-sale            (11,902,975)      (5,753,191)
      Proceeds from maturities and calls of
           securities available-for-sale                                      2,673,809        1,692,650
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale                      3,705,674          825,465
      Net sales (purchases) of FHLB stock                                        64,800         (324,800)
      Purchases of premises and equipment                                      (199,548)         (38,737)
      Net loan originations and principal repayments on loans                (3,384,364)          64,122
                                                                         ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                        (7,057,466)      (8,771,077)
                                                                         ---------------  ---------------


                                      (5)

                                RSV BANCORP, INC


                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                         2004             2003
                                                                                 ----------------  ----------------

FINANCING ACTIVITIES
      Net (decrease) increase in FHLB advances                                          (913,209)      3,841,596
      Net increase in deposits                                                         6,254,314       6,915,834
      Dividends paid                                                                    (177,388)       (113,625)
      Net increase in advances from borrowers
           for taxes and insurance                                                       314,492         311,357
      Common stock acquired by RSP                                                             -        (254,656)
      Purchase of treasury stock                                                      (1,167,268)       (127,888)
                                                                                 ----------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              4,310,941      10,572,618
                                                                                 ----------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,971,596)      2,348,694

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       3,349,969       1,655,160
                                                                                 ----------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   1,378,373     $ 4,003,854
                                                                                 ================  ==============


SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings                         $   1,147,369     $ 1,258,870
                                                                                 ================  ==============

      Income taxes                                                                 $     377,350     $   270,110
                                                                                 ================  ==============






                                      (6)

                                RSV BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B - BUSINESS/PLAN OF CONVERSION

RSV Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania for the purpose of becoming the holding company of Mt. Troy Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, pursuant to its Plan of Conversion. The operating results of the Company depend primarily upon the operating results of the Bank and, to a lesser extent, income from interest-earning assets such as investment securities. The Bank is a federally chartered, SAIF-insured stock savings bank. The Bank conducted business from two offices, RSV Township and the City of Pittsburgh, through April 2003. In April 2003, the Pittsburgh branch was closed due to the landlord's decision to close the supermarket in which the branch was located. A new supermarket branch, in McCandless, Pennsylvania, opened on February 20, 2004. The Bank's principal sources of revenue originate from its portfolio of residential real estate and commercial mortgage loans as well as income from investment and mortgage-backed securities. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS).

On April 5,  2002,  the  Bank  completed  its  mutual-to-stock  conversion  (the
"Conversion"). In connection with the Conversion, the Company sold 757,500 shares of its common stock in a subscription offering at $10.00 per share. Upon completion of these transactions, the Bank became a wholly owned subsidiary of the Company.

The common stock of the Company began trading on the OTC Bulletin Board on April 8, 2002 under the symbol "RSVB". As of July 27, 2004, as a result of the Company's name change to RSV Bancorp, Inc. from Reserve Bancorp, the stock trading symbol was changed from "RSVB" to "RSVI". There was no stock split or other action affecting the number of authorized or issued and outstanding shares in connection with the name change.


                                      (7)

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2004 and 2003 was $207,719 and $267,346 respectively. Total comprehensive income for the nine months ended June 30, 2004 and 2003 was $427,268 and $644,344, respectively.

NOTE D - ASSET QUALITY

At June 30, 2004 and September 30, 2003, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $107,000 and $60,000, respectively. Nonperforming loans were 0.30% of total net loans at June 30, 2004. Total nonperforming assets as a percent of total assets at June 30, 2004 was 0.14%.

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

                                                            Three Months Ended                 Nine Months Ended
                                                                 June 30,                          June 30,
                                                            2004             2003             2004           2003
                                                        --------          --------         --------      ---------
Basic EPS computation:
Numerator-Net Income                                    $155,752          $156,828         $556,930       $530,964
                                                        ========          ========         ========       ========

Denominator-Weighted average number
    of shares outstanding                                636,632           692,708          649,116        699,683
                                                        ========          ========         ========       ========
Basic EPS                                               $   0.24          $   0.23         $   0.86       $   0.76
                                                        ========          ========         ========       ========

Diluted EPS computation:
Numerator-Net Income                                    $155,752          $156,828         $556,930       $530,964
                                                        ========          ========         ========       ========

Denominator-Weighted average number
    of shares outstanding                                636,632           692,708          649,116        699,683
Dilutive Stock Options                                    12,625                 -           25,250              -
Dilutive Unvested RSP                                     11,363            11,363            7,575         11,363
                                                        --------          --------         --------       --------
Weighted average common shares and
    common stock equivalents                             676,884           704,071          681,941        711,046
                                                        ========          ========         ========       ========
Diluted EPS                                             $   0.30          $   0.22         $   0.82       $   0.75
                                                        ========          ========         ========       ========




                                      (8)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On June 30, 2004, the loan had an outstanding balance of $427,764 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the nine month period ended June 30, 2004, compensation from the ESOP of $83,292 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At June 30, 2004, the ESOP had 16,225 allocated shares and 42,775 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

NOTE F - RESTRICTED STOCK PLAN (RSP)

The Company maintains a RSP for directors, officers and selected employees. The objective of this plan is to enable the Company and the Bank to retain their officers, directors and selected employees who have the experience and ability necessary to manage these entities. Directors, officers and selected employees who are selected by members of a Board-appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP, and have the responsibility to invest all funds contributed by the Bank to the Trust created for the RSP.

The Company reserved 30,300 shares, acquired 15,150 shares, and granted a total of 15,150 shares of common stock, of which 3,787 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning April 8, 2004. A total of 7,575 shares were vested as of June 30, 2004. The RSP shares purchased initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Directors and officers who terminate their association with the Company shall forfeit the right to any shares that were awarded but not vested.

Net compensation expense attributable to the RSP amounted to $63,686 for the nine month period ended June 30, 2004.

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

The following table presents information related to the outstanding options:

                                     Officers'    Directors'
                                      Stock         Stock     Exercise
                                     Options      Options       Price
                                     -------      -------     --------

Outstanding, September 30, 2003       15,150       22,725      $17.00
     Granted                               -            -         N/A
     Exercised                             -            -         N/A
     Forfeited                             -            -         N/A
                                    --------      -------
Outstanding, June 30, 2004            15,150       22,725      $17.00
                                    ========      =======

There were 15,150 options outstanding for officers with an exercise price of $17.00 and a remaining contractual life of 8.75 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter. There were also 22,725 options outstanding for directors with an exercise price of $17.00 and a remaining contractual life of 8.75 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter.

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


                                      (10)


                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                  2004               2003
                                                                --------          --------

Net income, as reported                                         $155,752          $156,828
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                           (1,326)           (3,315)
                                                                --------          --------

Pro forma net income                                            $154,426          $153,513
                                                                ========          ========

Earnings per share:
     Basic-as reported                                             $0.24             $0.23
                                                                   =====             =====
     Basic-pro forma                                               $0.24             $0.22
                                                                   =====             =====

     Diluted-as reported                                           $0.23             $0.22
                                                                   =====             =====
     Diluted-pro forma                                             $0.23             $0.22
                                                                   =====             =====


                                                                   NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                  2004               2003
                                                                --------          --------

Net income, as reported                                         $556,930          $530,964
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                           (2,652)           (3,315)
                                                                --------          --------

Pro forma net income                                            $554,278          $527,649
                                                                ========          ========

Earnings per share:
     Basic-as reported                                             $0.86             $0.76
                                                                   =====             =====
     Basic-pro forma                                               $0.85             $0.75
                                                                   =====             =====

     Diluted-as reported                                           $0.82             $0.75
                                                                   =====             =====
     Diluted-pro forma                                             $0.81             $0.74
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

Changes in Financial Condition

The Company's total assets of $76.7 million at June 30, 2004, are reflective of an increase of $4,800,000 or 6.7% as compared to $71.9 million at September 30, 2003. Stockholders' equity decreased by $910,000 to $11.686 million at June 30, 2004, as compared to $12.596 million at September 30, 2003. The increase in total assets was primarily due to increases in investment securities, net loans, mortgage backed securities, and premises and equipment, partially offset by a decrease in cash and cash equivalents. The decrease in stockholders' equity was primarily due to the repurchase of the Company's common stock. The changes in the components of assets, liabilities and equity are discussed as follows.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $1,378,000 at June 30, 2004, a decrease of $1,972,000 or 58.9% as compared to $3,350,000 at September 30, 2003. This change was primarily due to a decrease in interest-bearing deposits maintained at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.2 million at June 30, 2004, a decrease of $200,000 or 14.3% as compared to $1.4 million at September 30, 2003.

Investment Securities. Investment securities totaled $19.4 million at June 30, 2004, an increase of $700,000 or 3.7%, as compared to $18.7 million at September 30, 2003. This increase was primarily the result of the purchase of $6.5 million of Government agency and municipal bonds, $1.2 million of mutual funds, offset by the proceeds from sales and calls of $6.5 million.

                                      (12)

Mortgage-backed Securities. Mortgage-backed securities totaled $14.2 million at June 30, 2004, an increase of $2.2 million or 18.3%, as compared to $12.0 million at September 30, 2003. The increase was primarily due to purchases of $16.2 million, offset by principal payments totaling $4.9 million and sales of $5.8 million.

Loans Receivable, net. Net loans receivable at June 30, 2004 totaled $38.3 million, an increase of $3,400,000 or 9.7%, as compared to $34.9 million at September 30, 2003. The increase was primarily due to net principal originations.

Other Assets. Total other assets at June 30, 2004 totaled $415,000, and increase of $367,000 or over 7.6 times the September 30, 2003 balance of $48,000. The increase was primarily due to the change in the deferred income tax asset associated with the unrealized losses on securities available for sale.

Deposits. Total deposits, after interest credited, increased $4.4 million or 12.3% to $56.7 million at June 30, 2004, as compared to $50.5 million at September 30, 2003. The change was due to increases in savings, certificates of deposit, and NOW accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $7.5 million at June 30, 2004 compared to $8.4 million at September 30, 2003.

Shareholders' Equity. Shareholders' equity totaled $11.7 million at June 30, 2004, as compared to $12.6 at September 30, 2003. The decrease of $900,000 or 7.1% was primarily due to the repurchase of $1.2 million in company stock, decreases in other comprehensive income of $270,000, and dividends paid of $177,000, offset by increases in net income for the nine month period ended June 30, 2004 of $557,000 and $147,000 from the release of ESOP and RSP shares.

Results of Operations for the Three Months Ended June 30, 2004 and 2003.

Net Income. Net income of $156,000 was recorded for the three months ended June 30, 2004, as compared to net income of $157,000 for the three months ended June 30, 2003. An increase in net interest income was offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $22,000 or 4.0% for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003. The average balance of interest-earning assets increased $4.8 million or 6.9%, whereas the average rate earned thereon decreased 52 basis points. The average balance of interest-bearing liabilities increased by $5.5 million or 9.5%, whereas the average rate paid thereon decreased 59 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.72% for the three month period ended June 30, 2004 from 2.65% for the three month period ended June 30, 2003.

Interest Income. Interest income decreased $30,000 or 3.0% to $963,000 for the three month period ended June 30, 2004, as compared to $993,000 for the three month period ended June 30, 2003.

Interest on loans receivable decreased $21,000 or 3.4% for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003. This change was the result of a 61 basis

                                      (13)
point decrease in the average yield, offset by a $1,987,000 increase in the average balance of loans receivable.

Interest income on mortgage-backed securities decreased $75,000 or 46.1% for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003. This change was the result of a $934,000 decrease in the average balance of mortgage-backed securities and a 169 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $80,000 or 44.7% for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003. The increase was the result of a $6.2 million increase in the average balance of investment securities, offset by a 5 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $14,000 or 45.2% for the three month period ended June 30, 2004, as compared to the three month period June 30, 2003. The decrease was primarily due to a 4 basis point decrease in the average yield earned thereon, as well as, a $2.4 million decrease in the average balance of other interest-earning assets.

The average yield on the average  balance of  interest-earning  assets was 5.13%
and  5.66%  for  the  three  month   periods  ended  June  30,  2004  and  2003,
respectively.

Interest Expense. Interest expense totaled $384,000 for the three months ended June 30, 2004, as compared to $437,000 for the three months ended June 30, 2003. The $53,000 or 12.1% decrease was primarily due to a 59 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by a $5.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits totaled $333,000 for the three months ended June 30, 2004, as compared to $371,000 for the three months ended June 30, 2003. The $38,000 or 10.5% decrease was primarily due to a 65 basis point decrease in the average rate paid thereon, partially offset by a $6.8 million increase in the average balance of deposits.

Interest expense on FHLB advances decreased $14,000 for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The decrease was due to a $1.2 million decrease in the average balance and a 26 basis point decrease in the average rate paid on FHLB advances during the three months ended June 30, 2004.

Provision for Loan Losses. During the three month ended June 30, 2004 and 2003, the provision for loan losses was $4,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At June 30, 2004, the allowance for loan losses totaled $195,000 or 0.51% and 229.9% of total loans and total non-performing loans, respectively, as compared to $195,000 or 0.56% and 50.9%, respectively, at June 30, 2003. Our non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $85,000 and $383,000 at June 30, 2004 and June 30, 2003,
respectively, which represented 0.53% and 1.09% of total net loans, respectively. Our ratio of non-performing loans to total assets was 0.11% and 0.53% at June 30, 2004 and June 30, 2003, respectively.

                                      (14)

Noninterest Income. During the three months ended June 30, 2004, noninterest income increased $21,000 or 38.3%, as compared to the three months ended June 30, 2003, primarily due to gains on the sale of investments, partially offset by decrease in service charges and other fees.

Noninterest Expense. Total noninterest expense increased by $34,000 or 9.4% during the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003. The increase was attributable to a $19,000 increase in compensation and benefits, including $34,000 attributable to the ESOP plan and $21,000 attributable to the RSP plan.

Income Tax Expense. The provision for income tax totaled $98,000 for the three months ended June 30, 2004, as compared to $87,000 for the three months June 30, 2003. The $11,000 or 12.1% increase was due to increased income.


Results of Operations for the Nine Months Ended June 30, 2004 and 2003.

Net Income. Net income of $557,000 was recorded for the nine months ended June 30, 2004, as compared to net income of $531,000 for the nine months ended June 30, 2003. The $26,000 or 4.9% increase in net income for the nine month period ended June 30, 2004 was primarily the result of increases in net interest income, offset by increases in noninterest expense and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $131,000 or 8.1% for the nine month period ended June 30, 2004, as compared to the nine month period ended June 30, 2003. The average balance of interest-earning assets increased $7.4 million or 11.4%, whereas the average rate earned thereon decreased 68 basis points. The average balance of interest-bearing liabilities increased by $7.8 million or 14.6%, whereas the average rate paid thereon decreased 78 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.83% for the nine month period ended June 30, 2004 from 2.73% for the nine month period ended June 30, 2003.

Interest Income. Interest income decreased $41,000 or 1.42% to $2,851,000 for the nine month period ended June 30, 2004, as compared to $2,892,000 for the nine month period ended June 30, 2003.

Interest on loans receivable decreased $82,000 or 4.3% for the nine month period ended June 30, 2004, as compared to the nine month period ended June 30, 2003. This change was the result of a 57 basis point decrease in the average yield earned, offset by a $1,350,000 increase in the average balance of loans receivable.

Interest income on mortgage-backed securities decreased $100,000 or 25.0% for the nine month period ended June 30, 2004, as compared to the nine month period ended June 30, 2003. This change was the result of a 53 basis point decrease in the average yield earned thereon and a $1.8 million increase in the average balance of mortgage-backed securities.

Interest income on investment securities increased $172,000 or 33.7% for the nine month period ended June 30, 2004, as compared to the nine month period ended June 30, 2003. The increase was the result of a $8.5 million increase in the average balance of investment securities, offset by a 155 basis point decrease in the average yield earned thereon.

                                      (15)

Interest income on other interest-earning assets decreased $31,000 or 34.1% for the nine month period ended June 30, 2004, as compared to the nine month period June 30, 2003. The decrease was primarily due to a 61 basis point decrease in the average yield earned thereon, as well as, a $642,000 decrease in the average balance of other interest-earning assets.

The average yield on the average balance of interest-earning assets was 5.24% and 5.92% for the nine month periods ended June 30, 2004 and 2003, respectively.

Interest Expense. Interest expense totaled $1,099,000 for the nine months ended June 30, 2004, as compared to $1,271,000 for the nine months ended June 30, 2003. The $172,000 or 14.6% decrease was primarily due to a 77 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by a $6.3 million increase in the average balance of interest-bearing liabilities.

Interest expense on deposits totaled $957,000 for the nine months ended June 30, 2004, as compared to $1,114,000 for the nine months ended June 30, 2003. The $156,000 or 14.0% decrease was primarily due to a 77 basis point decrease in the average rate paid thereon, partially offset by a $6.4 million increase in the average balance of deposits.

Interest expense on FHLB advances decreased $16,000 for the nine months ended June 30, 2004, as compared to the nine month ended June 30, 2003. The decrease was due to an 87 basis point decrease in the average rate paid on FHLB advances and a $1.4 million increase in the average balance during the nine months ended June 30, 2004.

Provision for Loan Losses. During the nine month ended June 30, 2004 and 2003, the provision for loan losses was $13,500. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the nine months ended June 30, 2004, noninterest income increased $35,000 or 18.1%, as compared to the nine months ended June 30, 2003, primarily due to gains on the sale of investments, partially offset by decrease in service charges and other fees.

Noninterest Expense. Total noninterest expense increased by $109,000 or 11.3% during the nine month period ended June 30, 2004, as compared to the nine month period ended June 30, 2003. The increase was attributable to a $84,000 increase in compensation and benefits, including $71,000 attributable to the ESOP plan and $64,000 attributable to the RSP plan.

Income Tax Expense. The provision for income tax totaled $335,000 for the nine months ended June 30, 2004, as compared to $305,000 for the nine months ended June 30, 2003. The $31,000 or 10.1% increase was due to increased income.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintained liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At June 30, 2004, the Company had obligations



                                      (16)
to fund outstanding loan commitments of approximately $5.5 million, including construction loans in process and unused lines of credit, for which adequate resources were available to fund these loans. At June 30, 2004, approximately $8.2 million of the Bank's time deposits were scheduled to mature within the next 12 months. The Bank expects such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has the ability to obtain advances from the FHLB of Pittsburgh.

At June 30, 2004, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at June 30, 2004, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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




                                      (17)

                                OTHER INFORMATION


Part II.

Item 1. Legal Proceedings None
        ----------------------

Item 2. Change in Securities and Small Business Issuer Purchases of Equity Securities
        ------------------------------------------------------------------------

                                                          Total Number
                                                            of Shares
                                                          Purchased as          Maximum Number of
                       Total                            Part of Publicly      Shares that May Yet
                     Number of            Average          Announced            Be Purchased Under
                      Shares            Price Paid         Plans or               the Plans or
    Period          Purchased            per Share         Programs                 Programs
----------------    ---------            ---------      -------------        ---------------------


April 1-30, 2004             -           $     -                 -                         -
May 1 -31, 2004         15,000           $ 18.37            15,000                         -
June 1-30, 2004         23,216           $ 18.25            23,216                    17,569
                   -----------                         -----------              -------------
Total                   38,216           $ 18.30            38,216                    17,569
                   ===========                         ===========              =============


            On June 14, 2004 the Board of Directors approved a plan to repurchase up to 5% or 34,535 of the outstanding shares of the Company in open market purchases. The repurchases were made from in open-market transactions.

            On November 5, 2003 the Board of Directors approved a plan to repurchase up to 5% or 36,353 of the outstanding shares of the Company in open market purchases. The repurchases were made from in open-market transactions. The Company does not intend to make any further purchases under this plan.

            No purchases were made other than through a publicly announced plan.

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

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             (a)  Exhibits

             31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      (18)

               (b)  Reports on Form 8-K

                    During the quarter ended June 30, 2004, the Registrant filed the following reports on Form 8-K:

                    o Form 8-K dated April 15, 2004 to report appointment of a new president (Item 5).

                    o Form 8-K dated May 26, 2004 to report declaration of semi-annual cash dividend and name change of Registrant and subsidiary bank (Items 5 and 7).

                    o Form 8-K dated June 14, 2004 to report the approval of a stock repurchase plan (Items 5 and 7).


                                      (19)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RSV BANCORP, INC.



Date:  August 13, 2004          By    /s/Gerard R. Kunic
                                      ------------------
                                      Gerard R. Kunic
                                      President
                                      (Principal Executive Officer)



Date:  August 13, 2004          By    /s/Robert B. Kastan
                                      -------------------
                                      Robert B. Kastan
                                      Treasurer/Controller
                                      (Principal Financial/Accounting Officer)