Form 10KSB
period 2004-09-30
RSV BANCORP INC
filed 2004-12-29
CIK 1163542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended  September 30, 2004
                                ------------------
                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to _____________.

                         Commission File Number: 0-49696
                                                 -------

                                RSV BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Pennsylvania                                   23-3102103
-------------------------------                      ----------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania             15212
--------------------------------------------             -----
(Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number, Including Area Code:      (412) 322-6107
                                                     --------------

Securities registered under Section 12(b) of the Exchange Act:    None
                                                                --------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $4.1 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on December 14, 2004, was $9.2 million (466,861 shares at $19.80 per share).

         As of December 14, 2004, there were 568,060 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                        ---  ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2004. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         RSV Bancorp, Inc. (the "Company") may from time to time make written or oral "forward looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1. Description of Business

General

         The Company is a Pennsylvania corporation organized in December 2001 at the direction of Mt. Troy Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On April 5, 2002, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion. The Company changed its name from Reserve Bancorp, Inc. to RSV Bancorp, Inc. on July 1, 2004.

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

Market Area and Competition

         The Bank operates from its main office in Reserve Township and a full-service branch office in McCandless Township, near Pittsburgh, Pennsylvania. The Bank's primary market area is Allegheny County, Pennsylvania. The Bank faces substantial competition in its attraction of deposits, which are its primary source of funds for lending, and in the origination of consumer, real estate, and commercial loans. The Bank's competition for deposits and loans historically has come from local and regional commercial banks, thrift institutions, and credit unions located in the Bank's primary market area. The Bank also competes with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and faces competition for investor funds from mutual fund accounts, short- term money funds and corporate and government securities.

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

                                                                   At September 30,
                                                   ---------------------------------------------------
                                                            2004                        2003
                                                   ----------------------       ----------------------
                                                    Amount        Percent       Amount        Percent
                                                    ------        -------       ------        -------
                                                                 (Dollars in Thousands)
Type of Loans:
First mortgage loans:
  One- to four family residential.........         $25,205         61.78%      $24,927         64.63%
  Multi-family.............................            399          0.98           248          0.64
  Construction.............................          5,644         13.83         5,543         14.37
  Commercial real estate...................          5,263         12.90         3,684          9.55

Home equity and second mortgage............          2,661          6.52         2,209          5.73

Consumer loans:
  Secured.................................             225          0.55           265          0.69
  Unsecured................................            200          0.49           185          0.48
  Share loans..............................            123          0.30           118          0.31

Commercial business loans..................          1,080          2.65         1,389          3.60
                                                   -------        ------       -------        ------

Total loans................................         38,174        100.00%       38,568        100.00%
                                                                  ======                      ======
Plus:
   Real estate owned.......................              -                          59
Less:
  Undisbursed portions of
      construction loans...................          2,583                       3,478
  Net deferred loan origination fees.......             43                          69
  Allowance for loan losses................            199                         193
                                                   -------                     -------

Total loans, net...........................        $37,975                     $34,887
                                                   =======                     =======

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of Bank's loan portfolio at September 30, 2004. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                      Home Equity
                                                      and Second                      Commercial
                                   First Mortgage   Mortgage Loans        Consumer     Business        Total
                                   --------------   --------------        --------     --------        -----
                                                           (In Thousands)
Amounts Due:
Within 1 Year..................     $ 4,700            $   176         $   133       $  476            $5,485

After 1 year:
  1 to 3 years.................       3,065                398             174          215             3,852
  3 to 5 years.................       1,218                445             205          389             2,257
  5 to 10 years................       6,983              1,137              36            -             8,156
  10 to 20 years...............      14,751                505               -            -            15,256
  Over 20 years................       5,794                  -               -            -             5,794
                                    -------            -------         -------       ------           -------
Total due after one year.......      31,811              2,485             415          604            35,315
                                    -------            -------         -------       ------           -------
Total amount due...............     $36,511            $ 2,661         $   548       $1,080           $40,800
                                    =======            =======         =======       ======           =======

         The following table sets forth the dollar amount of all loans at September 30, 2004 due after September 30, 2005, which have fixed interest rates and which have floating or adjustable interest rates.

                                                              Floating or
                                          Fixed Rates       Adjustable Rates     Total
                                          -----------       ----------------     -----
                                                             (In Thousands)
First Mortgage........................      $29,267               $2,544        $31,811
Home Equity and Second Mortgage.......        1,860                  625          2,485
Consumer..............................          415                    -            415
Commercial Business...................            -                  604            604
                                            -------               ------        -------
  Total...............................      $31,542               $3,773        $35,315
                                            =======               ======        =======

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

         Construction Lending. The Bank originates construction loans for single-family residential properties in the Bank's market area. Construction loans are made to local builders on a speculative basis and to owners for construction of their primary residences. The Bank generally limits residential construction loans for speculative purposes to not more than two units per builder. At September 30, 2004, the Bank had 23 construction loans outstanding with an aggregate balance of approximately $5.6 million, or 13.73% of the total loan portfolio. Of such amount, approximately $2.6 million was undisbursed at September 30, 2004.

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

         Commercial Real Estate Loans. The Bank originates and purchases participation interests in a limited number of commercial real estate mortgage loans, including loans on multi-family dwellings, retail/service space, and other income-producing properties. The Bank requires no less than 20% downpayment or equity for commercial real estate mortgage loans. Typically these loans are made with fixed rates of interest with terms of up to fifteen years. Essentially all of the Bank's commercial real estate loans are within the Bank's market area and all are within Pennsylvania. As of September 30, 2004, the Bank had commercial real estate loans, totalling $5.3 million or 12.99% of the Bank's total loan portfolio. The Bank's largest commercial real estate loan had a balance of approximately $997,000 on September 30, 2004 and was secured by an office complex located outside the Bank's market area.

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

         Home Equity and Second Mortgage Loans. Home equity and second mortgage loans are originated in the Bank's market area and have maturities of up to fifteen years. Outside professionals are generally employed to conduct appraisals for loans over $50,000. At September 30, 2004, the Bank's home equity and second mortgage loans totaled $2.7 million, or 6.62% of total loans.

         Consumer Loans. At September 30, 2004, consumer loans amounted to approximately $548,000 or 1.34% of the Bank's total loan portfolio, most of which are auto loans. Consumer loans also consist of personal loans (unsecured), savings secured loans (share loans) and personal lines of credit. Consumer loans are originated in the Bank's market area and generally have maturities of up to five years. For share loans, the Bank will generally lend up to 90% of the account balance.

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

         Commercial Business Loans (Secured Lines of Credit). At September 30, 2004, the outstanding balance of commercial business loans originated as secured lines of credit amounted to approximately $1.1 million or 2.65% of the Bank's total loan portfolio as compared to $1.4 million at the prior year end date. At September 30, 2004, there was an additional amount of approximately $1.9 million remaining available to be drawn from these lines of credit. These type of loans are generally originated to local builders for new construction projects and working capital purposes.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of September 30, 2004, the Bank's loans to one borrower limit was approximately $1,285,000.

         Loan Originations, Purchases and Solicitation and Processing. The Bank's customary sources of loan applications include repeat customers, real-estate broker referrals, builders and "walk-in" customers. The Bank generally does not purchase loans, except for a few commercial real estate participation interests from local financial institutions secured by real estate in its market area.

         The Bank periodically purchases participation loans from local financial institutions and sells participation interest in loans in connection with commercial real estate loans and construction loans that would otherwise exceed the Bank's loan-to-one-borrower limit. At September 30, 2004, the Bank had approximately $3.2 million, or 8.38% of its total loan portfolio, in purchase participation loans consisting primarily of commercial real estate loans in its market area.

         Loan Commitments. The Bank gives written commitments to prospective borrowers on all residential, commercial and speculative construction real estate loans. Generally, the commitment requires acceptance within thirty days of the date of the issuance. The total amount of the Bank's commitments to extend credit for mortgage and consumer loans as of September 30, 2004, was approximately $947,000 excluding commitments on lines of credit.

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

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which the Bank may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of by the Bank. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2004, the Bank had no real estate owned.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2004, the Bank had approximately $60,000 of loans that were held on a non-accrual basis.

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

                                                         At September 30,
                                                         ----------------
                                                          2004    2003
                                                          ----    ----
                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
  First Mortgage .......................................   $ 47    $ 42
  Home Equity and Second Mortgage ......................     13       -
  Consumer .............................................      -       -
  Commercial Business ..................................      -       -
                                                           ----    ----
    Total ..............................................   $ 60    $ 42
                                                           ====    ====

Accruing loans which are contractually past
due 90 days or more:
  First Mortgage .......................................   $ 16    $ 18
  Home Equity and Second Mortgage ......................      -       -
  Consumer .............................................      -       -
  Commercial Business ..................................      -       -
                                                           ----    ----
    Total ..............................................   $ 16    $ 18
                                                           ====    ====

Total non-performing loans .............................   $ 76    $ 60
                                                           ====    ====

Real estate owned ......................................   $  -    $ 59
                                                           ====    ====

Other non-performing assets ............................   $  -    $  -
                                                           ====    ====

Total non-performing assets ............................   $ 76    $119
                                                           ====    ====

Total non-performing loans to net loans ................   0.21%   0.17%
                                                           ====    ====

Total non-performing loans to total assets .............   0.10%   0.09%
                                                           ====    ====

Total non-performing assets to total assets ............   0.10%   0.17%
                                                           ====    ====

         For the year ended September 30, 2004, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was $3,274. This amount was not included in the Bank's interest income for the period. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the year ended September 30, 2004 was $2,990.

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

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. At September 30, 2004, the Bank had approximately $11,000 of loans classified as "substandard," $62,000 of loans classified as "doubtful" and no loans classified as "loss."

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                             At September 30,
                                                             ----------------
                                                             2004         2003
                                                             ----         ----
                                                          (Dollars in Thousands)

Allowance balance (at beginning of period) ...........   $    193     $    182
                                                         --------     --------
Provision for loan losses ............................         18           18
                                                         --------     --------
Charge-offs:
  First Mortgage .....................................        (12)          (7)
  Home Equity and Second Mortgage ....................          -            -
  Consumer ...........................................          -            -
  Commercial Business ................................          -            -
                                                         --------     --------
Total charge-offs ....................................        (12)          (7)
Recoveries ...........................................          -            -
                                                         --------     --------
Net (charge-offs) recoveries .........................        (12)          (7)
                                                         --------     --------
Allowance balance (at end of period) .................   $    199     $    193
                                                         ========     ========

Total loans outstanding ..............................   $ 40,800     $ 38,568
                                                         ========     ========

Average loans outstanding ............................   $ 36,495     $ 34,586
                                                         ========     ========
Allowance for loan losses as a percent of total loans
outstanding ..........................................       0.49%        0.50%
                                                         ========     ========
Net loans charged off as a percent of average loans
outstanding ..........................................       0.03%        0.02%
                                                         ========     ========

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

                                                            At September 30,
                                           ----------------------------------------------------
                                                  2004                          2003
                                           -----------------------      -----------------------
                                                       Percent of                    Percent of
                                                        Loans to                      Loans to
                                           Amount      Total Loans      Amount      Total Loans
                                           ------      -----------      ------      -----------
                                                           (Dollars in Thousands)
At end of period allocated to:
First Mortgage...........................   $178            89.5%        $172             88.1%
Home Equity and Second Mortgage..........     13             6.5           14              7.2
Consumer.................................      6             3.0            4              3.1
Commercial Business......................      2             1.0            3              1.6
                                            ----           -----         ----            -----
Total allowance..........................   $199           100.0%        $193            100.0%
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

         The Company's securities classified as held to maturity totaled approximately $6.5 million at September 30, 2004, and consisted of approximately $2.0 million in municipal obligations, $301,000 in corporate bond obligations, $1.5 million in government agency obligations, $2.4 million in mortgage- backed securities and $249,000 in non-agency collateralized mortgage obligations. The Company's securities classified as available-for-sale totaled approximately $24.9 million at September 30, 2004, including approximately $248,000 in municipal obligations, $3.3 million in corporate bond obligations, $6.0 million in government agency obligations, $11.0 million in mortgage-backed securities, $913,000 in non-agency collateralized mortgage obligations and $3.4 million in equity securities.

         The Company does not currently participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, the Company does not invest in securities which are not rated investment grade.

         The various obligations held in the Company's securities portfolio have varying characteristics as to rate, maturity and call provisions. Callable securities totaled approximately $7.1 million at September 30, 2004, and the Company's investment yield could be reduced if these securities are called prior to maturity.

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

         At September 30, 2004, the Company's mortgage-backed securities totaled $14.7 million.

         Expected maturities will differ from contractual maturities because borrowers may prepay obligations with and without prepayment penalties.

         Securities held by the Company at September 30, 2004 included FHLMC/FNMA stock totalling $350,000, a mortgage securities mutual fund investment totalling $1.5 million, other mutual funds totalling $828,000, $794,000 in corporate stock and a $636,000 investment in FHLB of Pittsburgh common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Pittsburgh, ownership of FHLB of Pittsburgh common shares is required. The mortgage securities mutual fund is composed of FHLMC, FNMA and GNMA mortgage-backed related securities and U.S. Treasury obligations, and is considered a prudent investment because the underlying mortgages are high quality, the shares owned are liquid and the income generates a sufficient return on assets within acceptable risk limitations. The other equity securities provide diversification and complement the Company's overall investment strategy.

Securities Portfolio

         The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated.

                                                              At September 30,
                                                            -------------------
                                                              2004        2003
                                                            -------     -------
                                                              (In thousands)
Securities Held to Maturity:
Certificates of Deposit..................................   $   798     $     -
U.S. Government and government agency obligations........     1,511       1,516
Municipal bonds..........................................     2,041       2,040
Corporate bonds..........................................       301         745
Government National Mortgage Association.................       641         879
Federal Home Loan Mortgage Corporation...................         1           2
Federal National Mortgage Association....................     1,731       3,049
Non-agency collateralized mortgage obligations...........       249           -
                                                            -------     -------
  Total securities held to maturity......................     6,475       8,231
                                                            -------     -------

Securities available for sale (at fair value):
Certificates of Deposit..................................       200           -
U.S. Government and government agency obligations........     5,966       2,004
Municipal bonds..........................................       248         178
Corporate bonds..........................................     3,320       9,032
Government National Mortgage Association.................         -           -
Federal Home Loan Mortgage Corporation...................     7,831         332
Federal National Mortgage Association....................     3,198       7,731
Non-agency collateralized mortgage obligations...........       913           -
Mortgage securities mutual fund..........................     1,472       1,983
Other mutual funds.......................................       828           -
Corporate stock..........................................       794         757
FHLMC/FNMA stock.........................................       350         397
                                                            -------     -------
 Total securities available for sale.....................    24,920      22,414
                                                            -------     -------

    Total................................................   $31,380     $30,645
                                                            =======     =======

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2004.

                                                               At September 30, 2004
                           ---------------------------------------------------------------------------------------------------------
                           One Year or Less One to Five Years Five to Ten Years    More than Ten Years  Total Investment Securities
                           ---------------- ----------------- -----------------    -------------------  ---------------------------
                          Carrying  Average Carrying Average  Carrying Average     Carrying Average       Carrying Average  Market
                           Value     Yield   Value    Yield    Value    Yield       Value    Yield         Value    Yield   Value
                           -----     -----   -----    -----    -----    -----       -----    -----         -----    -----   -----
                                                               (Dollars in Thousands)
U.S. government agency
    securities............ $    -       -%   $2,516    4.72%  $3,702    4.39%     $ 1,259     6.08%       $ 7,477    4.70%  $ 7,527

Municipal bonds...........      -       -       693    3.71      189    4.55        1,407     5.10          2,289    4.63     2,397

Corporate bonds...........  2,990    4.93       631    6.03        -       -            -        -          3,621    5.12     3,618

Mortgage-backed
    securities and CMO's..      1    9.44     1,259    3.65    1,137    4.29       11,005     4.26         13,402    4.21    13,456

Non-agency CMO's..........      -       -         -       -        -       -        1,162     4.85          1,162    4.85     1,171

Mortgage securities
    mutual fund ..........  1,472    2.24         -       -        -       -            -        -          1,472    2.24     1,472

Other mutual funds........    828    1.60         -       -        -       -            -        -            828    1.60       828

Corporate Stock...........    794    3.31         -       -        -       -            -        -            794    3.31       794

FHLMC/FNMA Stock..........    350    4.07         -       -        -       -            -        -            350    4.07       350
                           ------            ------           ------              -------                 -------           -------

  Total................... $6,435    3.64%   $5,099    4.48%  $5,028    4.38%     $14,833     4.54%       $31,395    4.30%  $31,613
                           ======    ====    ======    ====   ======    ====      =======     ====        =======    ====   =======

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment. At September 30, 2004, the Company had $5.5 million in FHLB borrowings.

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

         The Bank has a significant percentage of certificates of deposit in its deposit portfolio (40.6% at September 30, 2004). The Bank's liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with the Bank after they mature and the Bank believes that this will continue. However, the need to retain these time deposits could result in an increase in the Bank's cost of funds.

         Deposits in the Bank as of September 30, 2004, were represented by various types of savings programs described below.

                                                    Balance at        Percentage of
Category                     Interest Rate(1)   September 30, 2004   Total Deposits
--------                     ----------------   ------------------   --------------
                                              (Dollars in Thousands)
NOW Accounts(2)                    0.90%              $7,525                12.7%
Savings Accounts                   2.00               27,719                46.7

Certificates of Deposit(3):
1.00-1.99%                         1.51                3,617                15.0
2.00-2.99%                         2.54                4,379                18.2
3.00-3.99%                         3.44                8,175                34.0
4.00-4.99%                         4.18                5,380                22.3
5.00-5.99%                         5.20                1,257                 5.2
6.00-6.99%                         6.41                  412                 1.7
7.00-7.99%                         7.50                  873                 3.6
                                                     -------               -----
     Total                                           $24,093               100.0%
                                                     =======               =====

_______________
(1)  Weighted average rate as of September 30, 2004.
(2)  Includes money market accounts.
(3) Includes jumbo certificates of deposit of $6.9 million. See table of maturities of certificates of deposit of $100,000 or more.

         The following table sets forth the aggregate maturities of certificates of deposit at September 30, 2004.

                                                    (In Thousands)
             Fiscal 2005.............                 $ 9,154
             Fiscal 2006.............                   5,397
             Fiscal 2007.............                   4,186
             Fiscal 2008.............                   1,958
             Fiscal 2009.............                   3,398
                                                      -------
               Total                                  $24,093
                                                      =======

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004.


                                                   Certificates
          Maturity Period                           of Deposit
          ---------------                           ----------
                                                  (In Thousands)
          Within three months..................       $  600
          Three through six months.............          616
          Six through twelve months............        1,447
          Over twelve months...................        4,227
                                                      ------
                                                      $6,890
                                                      ======

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

Government. The Bank has a line of credit for $4.0 million from the FHLB, maturing January 31, 2005, with an interest rate of 1.99% at September 30, 2004. The Bank had draws of $0 and $1.2 million on this line of credit at September 30, 2004 and 2003, respectively.

         The following table sets forth certain information regarding Bank's borrowed funds.


                                                        Year Ended September 30,
                                                        ------------------------
                                                            2004        2003
                                                            ----        ----
FHLB Advances:                                           (Dollars in Thousands)
Average balance outstanding........................       $7,228       $7,018
Maximum amount outstanding
  at any month-end during the period...............        8,333        9,489
Balance outstanding at end of period...............        5,515        8,378
Weighted average interest rate during the period...         3.14%        3.19%
Weighted average interest rate at end of period....         3.45%        2.84%

Subsidiary Activity

         The Company has no subsidiaries other than the Bank and the Bank has no subsidiaries.

Personnel

         As of September 30, 2004, the Bank had 12 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

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

         The GLB Act repealed the "unitary savings and loan holding company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. As a result, any savings and loan holding company formed after May 4, 1999, such as the Company, is subject to statutory and regulatory restrictions on its business activities.

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

         Furthermore, the GLB Act also enacted significant changes to the Federal Home Loan Bank System. The GLB Act expanded the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri- businesses. The GLB Act also makes membership in a regional Federal Home Loan Bank voluntary for federal savings banks.

Regulation of RSV Bancorp, Inc.

         General. The Company is a savings and loan holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. The Company is registered as a savings and loan holding company and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Act") was enacted to address corporate and accounting fraud. The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

         Activities Restrictions. The Gramm-Leach-Bliley Act (the "GLB Act"), which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLB act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the

Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to be deemed a financial holding company.

         The GLB Act  repealed the  "unitary  savings and loan  holding  company exemption" from the restrictions imposed by the Home Owners' Loan Act on the business activities of savings and loan holding companies. However, the GLB Act grandfathers from this provision companies that were already unitary savings and loan holding companies before May 4, 1999 or that result from an internal reorganization of such preexisting unitary holding companies. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the GLB Act. As a result, the Company (and its non-savings institution subsidiaries, if any exist in the future) is subject to statutory and regulatory restrictions on its business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the nonbanking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         The GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which became effective July 1, 2001.

         The GLB Act also enacts significant changes to the Federal Home Loan Bank System. The GLB Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. In addition, the GLB Act makes membership in a regional Federal Home Loan Bank voluntary for federal savings associations.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of September 30, 2004 and in each of the last twelve months and, therefore, qualifies as a QTL

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

Item 2. Description of Property

         (a)      Properties.

         The Bank's main office is located at 2000 Mt. Troy Road, Reserve Township, Pennsylvania. The Bank also operates a full-service branch office inside the Festival Foods Store in the McIntyre Square Shopping Center, McCandless Township, Pennsylvania. The following table sets forth information regarding the Bank's offices, including the net book value of the office and its equipment.


                     Year Facility       Leased or         Net Book Value at
Office Location         Opened             Owned          September 30, 2004
---------------         ------             -----          ------------------

Main Office              1973              Owned               $320,057

Branch Office            2004             Leased               $119,748

         (b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities and - Regulation of Mt. Troy Bank ," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Bank Regulation."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and - Regulation of Mt. Troy Bank."

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         The information contained under the section captioned "Stock Price Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004 (the "Annual Report") is incorporated herein by reference.

         Set forth below is information regarding the Company's stock repurchases during the fourth quarter of the fiscal year ended September 30, 2004. Not included in the following table are the 105,674 shares repurchased by the Company in its issuer tender offer completed on October 22, 2004.

                                       ISSUER PURCHASES OF EQUITY SECURITIES

                             (a)             (b)                   (c)                          (d)
----------------------  -------------- ----------------- ---------------------------- -------------------------------
                                                                                              Maximum
                                                                                              Number
                            Total                              Total Number of            (or Approximate Dollar
                          Number of         Average           Shares (or Units)         Value) of Shares (or Units)
                            Shares        Price Paid         Purchased as Part of             that May Yet Be
        Period            (or Units)       per Share          Publicly Announced            Purchased Under the
                          Purchased        (or Unit)          Plans or Programs               Plans or Programs
----------------------  -------------- ----------------- ---------------------------- -------------------------------
July 1-31, 2004               0                -                      -                           17,569
----------------------  -------------- ----------------- ---------------------------- -------------------------------
August 1-31, 2004             0                -                      -                           17,569
----------------------  -------------- ----------------- ---------------------------- -------------------------------
September 1-30,
2004                          0                -                      -                           17,569
----------------------  -------------- ----------------- ---------------------------- -------------------------------
Total                         0                -                      -                           17,569
----------------------  -------------- ----------------- ---------------------------- -------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

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

Item 8B. Other Information

         Not Applicable

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         The Company has not adopted a code of ethics because its common stock trades on the OTC Bulletin Board, and thus the Company is not subject to the requirements of the Nasdaq Stock Market or any stock exchange to have adopted such a code.

Item 10. Executive Compensation

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         (a)      Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the table in the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

          (b)  Security Ownership of Management

         Information required by this item is incorporated herein by reference to the table in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
Plans

         Set forth below is information as of September 30, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                               (a)                   (b)                        (c)
                                                                                           Number of securities
                                      Number of securities        Weighted-average        remaining available for
                                        to be issued upon        exercise price of         future issuance under
                                           exercise of              outstanding          equity compensation plans
                                      outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights          reflected in column (a))
                                       -------------------           ----------          ------------------------
Equity compensation plans
  approved by shareholders.........            37,875                  $17.00                          -
Equity compensation plans
  not approved
  by shareholders..................                 -                       -                          -
                                               ------                  ------                       ----
     TOTAL........................             37,875                  $17.00                       $  -
                                               ======                  ======                       ====

Item 12. Certain Relationships and Related Transactions

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheets of the Company as of September 30, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the years then ended, together with the related notes and the independent auditors' report.

         2. Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

               (a)  List of Exhibits:

               3(i) Articles of  Incorporation  of RSV Bancorp,  Inc.  (formerly
                    Reserve Bancorp, Inc.)*
               3(ii)Bylaws  of RSV  Bancorp,  Inc.  (formerly  Reserve  Bancorp,
                    Inc.)*
               10.1 Retirement  Agreement for Richard A. Sinewe
               10.2 Employment Agreement for Gerard R. Kunic
               13   Annual  Report to  Stockholders  for the  fiscal  year ended
                    September 30, 2004
               21   Subsidiaries  of the  Company  (See Item 1.  Description  of
                    Business)
               23   Consent of Parente Randolph, LLC
               31   Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002
               32   Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

          _______________
          * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 75212) filed with the SEC on December 14, 2001.

Item 14. Principal Accountant Fees and Services

         The information relating to this item is incorporated herein by reference to the information contained under the section captioned "Principal Accounting Fees and Services" in the Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2004.

                                          RSV BANCORP, INC.


                                          By: /s/Gerard R. Kunic
                                              --------------------------------
                                              Gerard R. Kunic
                                              President
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 29, 2004.



/s/Gerard R. Kunic                  /s/David P. Butler
------------------------------      --------------------------------------------
Gerard R. Kunic                     David P. Butler
President                           Chairman of the Board


/s/Timothy Schneider                /s/Robert B. Shust
------------------------------      --------------------------------------------
Timothy Schneider                   Robert B. Shust
Director                            Vice Chairman of the Board, Secretary and
                                    Director



/s/Brian S. Allen                   /s/Robert B. Kastan
------------------------------      --------------------------------------------
Brian S. Allen                      Robert B. Kastan
Director                            Treasurer/Controller
                                    (Principal Accounting and Financial Officer)