Form 10QSB
period 2004-12-31
RSV BANCORP INC
filed 2005-02-18
CIK 1163542

U. S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549
                                  Form 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission File Number 0-49696

                                RSV BANCORP, INC.
                                -----------------

             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                                23-3102103
                  ------------                                ----------

(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                  Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                    15212
--------------------------------------------                    -----

(Address of principal executive offices)                      (Zip Code)

Registrantss.s telephone number, including area code:      (412) 322-6107
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

As of February 2, 2005, there were 568,060 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                          Yes                             X    No
                  --------                            ---------

                                RSV BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                  Page(s)
-------                                                                  -------

FINANCIAL INFORMATION

Item 1.      Financial statements

     Consolidated Balance Sheets - as of December 31, 2004
       (Unaudited) and September 30, 2004 .....................................3

     Consolidated Statements of Income - (Unaudited) for the three months ended December 31, 2004 and 2003.................................4

     Consolidated Statements of Cash Flows - (Unaudited) for the three months ended December 31, 2004 and 2003...............................5-6

     Notes to (Unaudited) Consolidated Financial Statements.................7-11

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12-15

Item 3.      Controls and Procedures..........................................15

PART II.

OTHER INFORMATION

Item 1.      Legal Proceedings................................................16

Item 2.      Changes in Securities............................................16

Item 3.      Defaults Upon Senior Securities..................................16

Item 4.      Submission of Matters to a Vote of Security Holders..............16

Item 5.      Other Information................................................16

Item 6.      Exhibits.........................................................16

Signatures....................................................................17

                                RSV BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,   September 30,
                                                                    2004            2004
                                                               ------------    ------------
                                                                (UNAUDITED)      (AUDITED)
                                     ASSETS
Cash and cash equivalents:
      Interest bearing                                         $  4,813,801    $  4,381,220
      Noninterest bearing                                           409,327         547,782
Interest-bearing deposits in other banks                          1,099,134         998,000
Securities held-to-maturity (estimated fair value of
      $4,231,459 and $4,267,008)                                  4,100,532       4,101,875
Mortgage-backed securities held-to-maturity (estimated
      fair value of $2,187,099 and $2,426,694)                    2,140,723       2,372,774
Securities available-for-sale, at fair value                     13,261,456      13,875,900
Mortgage-backed securities available-for-sale, at fair value     10,597,535      11,029,449
Loans, net                                                       38,350,817      37,974,650
Federal Home Loan Bank stock, at cost                               559,000         636,100
Accrued interest receivable                                         467,945         534,997
Premises and equipment, net                                         442,974         439,805
Real estate held for investment                                     145,422         146,532
Prepaid expenses and other assets                                   314,273         155,496
                                                               ------------    ------------

           TOTAL ASSETS                                        $ 76,702,939    $ 77,194,580
                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                       $ 60,678,077    $ 59,337,619
Federal Home Loan Bank advances                                   5,515,260       5,515,260
Advances from borrowers for taxes and insurance                     234,663          80,194
Accrued interest payable                                            121,711         114,960
Other liabilities                                                   219,650         183,870
                                                               ------------    ------------

           Total liabilities                                     66,769,361      65,231,903
                                                               ------------    ------------

Commitments and contingencies

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                 --              --
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                       75,750          75,750
Additional paid-in-capital                                        7,167,218       7,167,218
Retained earnings - substantially restricted                      6,832,659       6,801,745
Accumulated other comprehensive income (loss), net of
      applicable income taxes of ($2,224) and ($9,515)               (3,201)        (13,655)
Treasury stock, at cost (189,440 and 83,766 shares)              (3,634,438)     (1,527,993)
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                  (398,267)       (413,016)
Unearned shares held by Restricted Stock Plan (RSP)                (106,143)       (127,372)
                                                               ------------    ------------

           Net shareholders' equity                               9,933,578      11,962,677
                                                               ------------    ------------

                        TOTAL                                  $ 76,702,939    $ 77,194,580
                                                               ============    ============


See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                                RSV BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                Three Months Ended
                                                    December 31,
                                                  2004       2003
                                                --------   --------

INTEREST AND DIVIDEND INCOME
     Loans                                      $579,893   $599,286
     Investments                                 225,457    213,699
     Mortgaged-backed securities                  76,117    103,694
     Interest-earning demand deposits             26,589     21,154
     FHLB stock                                    2,500      3,375
                                                --------   --------

                                                 910,556    941,208
                                                --------   --------
INTEREST EXPENSE
     Deposits                                    364,720    312,720
     Advances from Federal Home Loan Bank         41,622     46,535
                                                --------   --------

                                                 406,342    359,255
                                                --------   --------
             NET INTEREST INCOME                 504,214    581,953

PROVISION FOR LOAN LOSSES                          5,625      4,500
                                                --------   --------

             NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES         498,589    577,453
                                                --------   --------
NONINTEREST INCOME
     Service charges and other fees               27,353     28,740
     Income from real estate rental                1,350      3,150
     Gain on sale of investments                  52,083     27,294
                                                --------   --------

                                                  80,786     59,184
                                                --------   --------
NONINTEREST EXPENSE
     Compensation and benefits                   210,971    172,775
     Occupancy and equipment expense              37,869     24,962
     Federal deposit insurance premiums           10,470      7,793
     Service bureau expense                       27,369     27,407
     Other                                       109,432     85,900
                                                --------   --------

                                                 396,111    318,837
                                                --------   --------

             INCOME BEFORE INCOME TAX EXPENSE    183,264    317,800

INCOME TAX EXPENSE                                64,783    119,294
                                                --------   --------

             NET INCOME                         $118,481   $198,506
                                                ========   ========

EARNINGS PER SHARE - BASIC                      $   0.23   $   0.30
EARNINGS PER SHARE - DILUTED                    $   0.22   $   0.29

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC      513,431    657,821
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED    546,261    681,809

DIVIDENDS PER SHARE                             $   0.15   $   0.10


See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                                RSV BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Three Months Ended
                                                                           December 31,
                                                                       2004           2003
                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                                         $   118,481        198,506
Adjustments to reconcile net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                               15,931         22,354
           Premiums and discounts on investment securities              42,828        166,731
      Provision for loan losses                                          5,625          4,500
      Depreciation and amortization of premises and equipment           14,818          9,802
      Net gain on sales of securities available-for-sale               (53,517)       (27,294)
      Compensation expense - ESOP and RSP                               35,979         50,180
      (Increase) decrease in:
           Accrued interest receivable                                  67,052        (39,719)
           Prepaid expenses                                            (57,925)       (10,826)
      Increase (decrease) in:
           Accrued interest payable                                      6,751        (32,899)
           Other liabilities                                            35,780        (39,954)
                                                                   -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              231,803        301,381
                                                                   -----------    -----------

INVESTING ACTIVITIES
      Purchase of interest-bearing deposits in other banks            (200,000)             -
      Proceeds from maturities of interest-bearing deposits
           in other banks                                               99,000        100,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                 229,232        554,617
      Purchases of securities held-to-maturity                               -              -
      Proceeds from sales of securities available-for-sale             296,728              -
      Purchases of securities available-for-sale                    (1,764,259)    (3,070,000)
      Proceeds from sales of mortgage-backed securities
           available-for-sale                                                -      4,125,482
      Purchases of mortgage-backed securities available-for-sale             -     (3,079,024)
      Proceeds from maturities and calls of
           securities available-for-sale                             2,062,551      1,140,943
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale               375,657        372,980
      Net sales of FHLB stock                                           77,100         90,300
      Purchases of premises and equipment                              (16,877)       (22,474)
      Net loan originations and principal repayments on loans         (397,723)      (627,995)
                                                                   -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                              761,409       (415,171)
                                                                   -----------    -----------


                                       (5)

                                RSV BANCORP, INC

                                                                Three Months Ended
                                                                   December 31,
                                                                 2004           2003
                                                             -----------    -----------

FINANCING ACTIVITIES
      Net decrease in FHLB advances                                    -       (900,589)
      Net increase in deposits                                 1,340,458      1,135,291
      Dividends paid                                             (85,209)       (71,345)
      Net increase in advances from borrowers
           for taxes and insurance                               154,469        168,590
      Purchase of treasury stock & related expenses           (2,108,804)      (467,970)
                                                             -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                           (699,086)      (136,023)
                                                             -----------    -----------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS             294,126       (251,413)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               4,929,002      3,349,969
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 5,223,128    $ 3,098,556
                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings   $   406,342    $   319,536
                                                             ===========    ===========

      Income taxes                                           $    63,939    $   132,775
                                                             ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                                      (6)


                                RSV BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the September 30, 2004 audited consolidated financial statements, including the notes thereto.

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

The common stock of the Company began trading on the OTC Bulletin Board on April
8, 2002 under the symbol "RSVB." On July 1, 2004, the Company's trading symbol changed to "RSVI."

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended December 31, 2004 and 2003 was $128,935 and $219,549, respectively.

                                      (7)


NOTE D - ASSET QUALITY

At December 31, 2004 and September 30, 2004, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $1,033,000 and $75,000, respectively. Nonperforming loans were 2.69% of total net loans at December 31, 2004. Total nonperforming assets as a percentage of total assets at December 31, 2004 was 1.35%.

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

                                       Three Months Ended
                                          December 31,

                                          2004       2003
                                      --------   --------
Basic EPS computation:
Numerator-Net Income                  $118,481   $198,506
                                      ========   ========

Denominator-Weighted average number
  of shares outstanding                513,431    657,821
                                      ========   ========
Basic EPS                             $   0.23   $   0.30
                                      ========   ========

Diluted EPS computation:
Numerator-Net Income                  $118,481   $198,506
                                      ========   ========

Denominator-Weighted average number
  of shares outstanding                513,431    657,821
Dilutive Stock Options                  25,250     12,625
Dilutive Unvested RSP                    7,580     11,363
                                      ========   --------
Weighted average common shares and
  common stock equivalents             546,261    681,809
                                      ========   ========
Diluted EPS                           $   0.22   $   0.29
                                      ========   ========

                                      (8)

As part of the Conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On December 31, 2004, the loan had an outstanding balance of $413,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the three month period ended December 31, 2004, compensation from the ESOP of $14,750 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 2004, the ESOP had 17,700 allocated shares and 41,300 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

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

The Company reserved 30,300 shares, acquired 15,150 shares, and granted a total of 15,150 shares of common stock, of which 3,787 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning April 8, 2004. A total of 7,570 shares were vested as of December 31, 2004. The RSP shares purchased initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Directors and officers who terminate their association with the Company shall forfeit the right to any shares, which were awarded but not vested.

Net compensation expense attributable to the RSP amounted to $21,229 for the three month period ended December 31, 2004.

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

The following table presents information related to the outstanding options:


                                        Officers'         Directors'
                                         Stock              Stock      Exercise
                                        Options           Options      Price
                                        -------           -------      -----

Outstanding, September 30, 2004          15,150            22,725       $17.00
     Granted                                  -                 -          N/A
     Exercised                                -                 -          N/A
     Forfeited                                -                 -          N/A
                                         ------            ------
Outstanding, December 31, 2004           15,150            22,725       $17.00

There were 15,150 options outstanding for officers with an exercise price of $17.00 and a remaining contractual life of 8.3 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter. There were also 22,725 options outstanding for directors with an exercise price of $17.00 and a remaining contractual life of 8.3 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter.

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

                                      (10)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                            2004        2003
                                                         ---------   ---------

Net income, as reported                                  $ 118,481   $ 198,506
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                     (1,326)     (1,326)
                                                         ---------   ---------

Pro forma net income                                     $ 118,481   $ 198,506
                                                         =========   =========

Earnings per share:
     Basic-as reported                                   $    0.23   $    0.30
                                                         =========   =========
     Basic-pro forma                                     $    0.00   $    0.00
                                                         =========   =========

     Diluted-as reported                                 $    0.21   $    0.29
                                                         =========   =========
     Diluted-pro forma                                   $    0.00   $    0.00
                                                         =========   =========



For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of the stock option grant was estimated on the date of the grant using the Black Scholes option pricing model.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments.

Public entities that file as small business issuers, such as the Company, are not required to apply SFAS 123R until the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not plan to implement the provisions of SFAS 123R before March 31, 2006.

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

Changes in Financial Condition

The Company's total assets of $76.7 million at December 31, 2004, are reflective of a decrease of $492,000 or 0.64% as compared to $77.2 million at September 30, 2004. Stockholders' equity decreased by $2.1 million to $9.9 million at December 31, 2004 as compared to $12.0 million at September 30, 2004. The decrease in total assets was primarily due to a decrease in investment securities partially offset by increases in cash and cash equivalents, interest bearing deposits in other banks, mortgage backed securities, and net loans. The decrease in stockholder's equity was primarily due to the repurchase of the Company's common stock via a Modified Dutch Auction. The changes in the components of assets, liabilities and equity are discussed as follows.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $5.2 million at December 31, 2004, an increase of $294,000 or 6.0% as compared to $4.9 million at September 30, 2004. This change was primarily due to an increase in interest-bearing deposits maintained at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.1 million at December 31, 2004, an increase of $101,000 or 10.1% as compared to $998,000 at September 30, 2004.

Investment Securities. Investment securities totaled $17.4 million at December 31, 2004, a decrease of $616,000 or 3.3%, as compared to $18.0 million at September 30, 2004. This decrease was primarily the result of $2.0 million in maturities, $300,000 in sales, offset by $1.8 million in purchases.

                                      (12)

Mortgage-backed Securities. Mortgage-backed securities totaled $12.7 million at December 31, 2004, a decrease of $664,000 or 5.2%, as compared to $13.4 million at September 30, 2004.

Loans Receivable, net. Net loans receivable at December 31, 2004 totaled $38.4 million, an increase of $376,000 or 1.1%, as compared to $38.0 million at September 30, 2004. The increase was primarily due to net principal originations.

Deposits. Total deposits, after interest credited, increased $1.4 million or 2.4% to $60.7 million at December 31, 2004, as compared to $59.3 million at September 30, 2004. The change was due to increases in savings, certificates of deposit and NOW accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $5.5 million at December 31, 2004, unchanged from September 30, 2004.

Stockholders' Equity. Stockholders' equity totaled $9.9 million at December 30, 2004, as compared to $12.0 million at September 30, 2004. The decrease of $2.1 million or 17.5% was primarily due to the repurchase of 105,674 shares in common stock acquired via a Modified Dutch Auction transaction. The cost to acquire the stock totaled $2,008,000 including related expenses of $98,000. The decrease in stockholders' equity was also the result of dividends paid of $85,000, offset by increases in net income for the three month period ended December 31, 2004 of $118,000, other comprehensive income of $10,000 and $36,000 from the release of ESOP and RSP shares.

Results of Operations for the Three Months Ended December 31, 2004 and 2003

Net Income. Net income of $118,000 was recorded for the three months ended December 31, 2004, as compared to net income of $199,000 for the three months ended December 31, 2003. The $81,000 or 40.3% decrease in net income for the quarter ended December 31, 2004 was primarily the result of a decrease in net interest income along with increases in non-interest expense. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $78,000 or 13.4% for the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003. The average balance of interest-earning assets increased $4.8 million or 6.7%, whereas the average rate earned thereon decreased 35 basis points. The average balance of interest-bearing liabilities increased by $6.8 million or 11.6%, whereas the average rate paid thereon increased 4 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased 39 basis points to 2.50% for the three month period ended December 31, 2004 from 2.89% for the three month period ended December 31, 2003.

Interest Income. Interest income decreased $31,000 or 3.3% to $911,000 for the three month period ended December 31, 2004, as compared to $941,000 for the three month period ended December 31, 2003.

Interest on loans receivable decreased $19,000 or 3.2% for the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003. This change was the result of a 61 basis point decrease in the average yield earned on loans receivable, offset by a $2.2 million increase in the average balance thereof.

                                      (13)

Interest income on mortgage-backed securities decreased $28,000 or 26.6% for the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003. This change was the result of a 137 basis point decrease in the average yield, offset by a $2.0 million increase in the average balance of mortgage-backed securities.

Interest income on investment securities increased $12,000 or 5.5% for the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003. The increase was the result of a 69 basis point increase in average yield which was partially offset by a $1.7 million decrease in the average balance of investment securities.

Interest income on other interest-earning assets increased $4,600 or 18.6% for the three month period ended December 31, 2004, as compared to the three month period December 31, 2003. The increase was primarily due to a 120 basis point increase in the average yield earned thereon along with a $2.4 million increase in the average balance of other interest-earning assets.

The average yield on the average balance of interest-earning assets was 4.98% and 5.33% for the three month periods ended December 31, 2004 and 2003, respectively.

Interest Expense. Interest expense totaled $406,000 for the three months ended December 31, 2004, as compared to $359,000 for the three months ended December 31, 2003. The $47,087 or 13.1% increase was primarily due to a $6.8 million increase in the average balance of interest-bearing liabilities and a 4 basis point increase in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits totaled $365,000 for the three months ended December 31, 2004, as compared to $313,000 for the three months ended December 31, 2003. The $52,000 or 16.6% increase was primarily due to a $9.2 million increase in the average balance of deposits partially offset by a 10 basis point decrease in the average rate paid thereon.

Interest expense on FHLB advances decreased $4,913 for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The decrease was due to a $2.4 million decrease in the average balance partially offset by a 71 basis point increase in the average rate paid on FHLB advances during the three months ended December 31, 2004.

Provision for Loan Losses. During the three month ended December 31, 2004 and 2003, the provision for loan losses was $5,625 and $4,500 respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At December 31, 2004, the allowance for loan losses totaled $205,000 or .53% and 19.81% of total loans and total non-performing loans, respectively, as compared to $197,000 or .56% and 182.94%, respectively, at December 31, 2003. Our non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $1,033,000 and $108,000 at December 31, 2004 and December 31, 2003, respectively, which represented 2.69% and .30% of total net loans, respectively. Our ratio of non-performing loans to total assets was 1.35% and ..15% at December 31, 2004 and December 31, 2003, respectively.

Noninterest Income. During the three months ended December 31, 2004, noninterest income increased $22,000 or 36.5%, as compared to the three months ended December 31, 2003, primarily

                                      (14)
due to gains on the sale of investments, partially offset by decreases in service charges and rental income.

Noninterest Expense. Total noninterest expense increased by $77,000 or 24.2% during the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003. The increase was primarily attributable to a $38,000 increase in compensation and benefits, including $15,000 attributable to the ESOP plan and $21,000 attributable to the RSP plan, a $13,000 increase in occupancy and equipment expense, and a $10,000 increase attributable to real estate owned expense.

Income Tax Expense. The provision for income tax totaled $65,000 for the three months ended December 31, 2004, as compared to $119,000 for the three months December 31, 2003. The decrease was due to reduced income.


Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintained liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 2004, the Company had obligations to fund outstanding loan commitments of approximately $4.5 million, including construction loans in process and unused lines of credit, for which adequate resources were available to fund these loans. At December 31, 2004, approximately $11.0 million of the Bank's time deposits were scheduled to mature within the next 12 months. The Bank expects such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has the ability to obtain advances from the FHLB of Pittsburgh.

At December 31, 2004, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at December 31, 2004, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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

                                      (15)

OTHER INFORMATION


Part II.

Item 1.      Legal Proceedings
             -----------------
                    None

Item 2.      Change in Securities
             --------------------
                    Not Applicable

Item 3.      Defaults Upon Senior Securities
             -------------------------------
                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
      The Company held its Annual Meeting of Stockholders for the year ended September 30, 2004 on January 25, 2005. At the meeting, stockholders reelected Brian S. Allen as director for a four-year term, and ratified the appointment of Parente Randolph, LLC (formally Stokes & Hinds, LLC) as the Company's independent auditor for the fiscal year ending September 30, 2005.

Item 5.      Other Information
             -----------------
                    None

Item 6.      Exhibits
             --------

          (a)  Exhibits

               31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                      (16)

                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RSV BANCORP, INC.



Date:  February 18, 2005            By /s/Gerard R. Kunic
                                       ----------------------------------------
                                       Gerard R. Kunic
                                       President
                                       (Principal Executive Officer)



Date:  February 18, 2005            By /s/Robert B. Kastan
                                       ----------------------------------------
                                       Robert B. Kastan
                                       Treasurer/Controller
                                       (Principal Financial/Accounting Officer)


                                      (17)