Form 10QSB
period 2005-03-31
RSV BANCORP INC
filed 2005-05-16
CIK 1163542

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005
                                      --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission File Number 0-49696

                                RSV BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Pennsylvania                                          23-3102103
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

2000 Mt. Troy Road, Pittsburgh, Pennsylvania                    15212
--------------------------------------------                  ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (412) 322-6107


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

As of May 10, 2005 there were 559,310 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional small business disclosure format:

                         Yes                            X   No
                   -----                              -----

                                RSV BANCORP, INC.
                                 AND SUBSIDIARY
                            Pittsburgh, Pennsylvania


                                      Index

PART I.                                                                  Page(s)
-------                                                                  -------

FINANCIAL INFORMATION

Item 1.  Financial statements

     Consolidated Balance Sheets - as of March 31, 2005
       (Unaudited) and September 30, 2004 ...................................3

     Consolidated Statements of Income - (Unaudited) for the three and six months ended March 31, 2005 and 2004..........................4

     Consolidated Statements of Cash Flows - (Unaudited) for the six
       months ended March 31, 2005 and 2004................................5-6

     Notes to (Unaudited) Consolidated Financial Statements...............7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................13-18

Item 3.  Controls and Procedures............................................18

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings..................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........19

Item 3.  Defaults Upon Senior Securities....................................19

Item 4.  Submission of Matters to a Vote of Security Holders................19

Item 5.  Other Information..................................................19

Item 6.  Exhibits...........................................................19

Signatures..................................................................20

                                RSV BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS


                                                                March 31,      September 30,
                                                                  2005             2004
                                                               (UNAUDITED)       (AUDITED)
                                                               ------------    -------------
                                     ASSETS

Cash and cash equivalents:
      Interest bearing                                         $  1,270,069    $  4,381,220
      Noninterest bearing                                           468,865         547,782
Interest-bearing time deposits in other banks                     1,499,134         998,000
Securities held-to-maturity (fair value of
      $4,893,640 and $4,267,008)                                  3,999,172       4,101,875
Mortgage-backed securities held-to-maturity
      (fair value of $1,969,536 and $2,426,694)                   1,948,299       2,372,774
Securities available-for-sale, at fair value                     14,830,186      13,875,900
Mortgage-backed securities available-for-sale, at fair value     10,008,459      11,029,449
Loans                                                            37,997,327      38,164,674
Allowance for loan loss                                            (209,352)       (190,024)
Federal Home Loan Bank stock, at cost                               471,000         636,100
Accrued interest receivable                                         389,490         534,997
Premises and equipment, net                                         432,833         439,805
Real estate held for investment                                      62,100         146,532
Prepaid expenses and other assets                                   568,793         155,496
                                                               ------------    ------------

           TOTAL ASSETS                                        $ 73,736,375    $ 77,194,580
                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Deposits                                                       $ 59,120,508    $ 59,337,619
Federal Home Loan Bank advances - long term                       4,260,785       5,515,260
Advances from borrowers for taxes and insurance                     240,754          80,194
Accrued interest payable                                            101,823         114,960
Other liabilities                                                   277,634         183,870
                                                               ------------    ------------

           Total liabilities                                     64,001,504      65,231,903
                                                               ------------    ------------

SHAREHOLDERS' EQUITY:

Preferred stock, no par value; 2,000,000 authorized;
      none outstanding                                                   --              --
Common stock, par value $.10 per share; 8,000,000
      shares authorized; 757,500 shares issued                       75,750          75,750
Additional paid-in-capital                                        7,204,890       7,167,218
Retained earnings - substantially restricted                      6,936,640       6,801,745
Accumulated other comprehensive loss, net of
      applicable income taxes of $149,785 and $9,515               (215,545)        (13,655)
Treasury stock, at cost (198,190 and 83,766 shares)              (3,798,433)     (1,527,993)
Unallocated shares held by Employee Stock Ownership
      Plan (ESOP)                                                  (383,517)       (413,016)
Unearned shares held by Restricted Stock Plan (RSP)                 (84,914)       (127,372)
                                                               ------------    ------------

           Total shareholders' equity                             9,734,871      11,962,677
                                                               ------------    ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 73,736,375    $ 77,194,580
                                                               ============    ============

See accompanying notes to unaudited consolidated financial statements.

                                      (3)

                                RSV BANCORP, INC

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                  Three Months Ended         Six Months Ended
                                                       March 31,                 March 31,
                                                   2005         2004         2005         2004
                                                ----------   ----------   ----------   ----------

INTEREST AND DIVIDEND INCOME
     Loans                                      $  558,281   $  610,579   $1,138,175   $1,209,865
     Investments                                   240,351      209,289      465,808      422,988
     Mortgaged-backed securities                    67,774      108,273      143,890      211,967
     Interest-earning demand deposits               19,096       16,704       45,685       37,858
     FHLB stock                                      2,588        2,184        5,088        5,559
                                                ----------   ----------   ----------   ----------

                                                   888,090      947,029    1,798,646    1,888,237
                                                ----------   ----------   ----------   ----------

INTEREST EXPENSE
     Deposits                                      351,917      311,931      716,638      624,651
     Advances from Federal Home Loan Bank           43,976       43,720       85,598       90,255
                                                ----------   ----------   ----------   ----------

                                                   395,893      355,651      802,236      714,906
                                                ----------   ----------   ----------   ----------

             NET INTEREST INCOME                   492,197      591,378      996,410    1,173,331

PROVISION FOR LOAN LOSSES                            5,625        4,500       11,250        9,000
                                                ----------   ----------   ----------   ----------

             NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES           486,572      586,878      985,160    1,164,331
                                                ----------   ----------   ----------   ----------

NONINTEREST INCOME
     Service charges and other fees                 34,149       27,378       61,502       56,118
     Income from real estate rental                  1,350        3,300        2,700        6,450
     Gain on sale of securities                    172,151       60,079      224,235       87,373
                                                ----------   ----------   ----------   ----------

                                                   207,650       90,757      288,437      149,941
                                                ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
     Compensation and benefits                     218,712      194,540      429,683      367,315
     Occupancy and equipment expense                37,237       33,085       73,997       55,442
     Federal deposit insurance premiums              7,912        5,043       18,382       12,836
     Real estate held for investment expense       114,678          885      127,165        3,490
     Service bureau expense                         26,475       22,076       53,844       49,483
     Other                                         116,041      101,181      214,096      187,081
                                                ----------   ----------   ----------   ----------

                                                   521,055      356,810      917,167      675,647
                                                ----------   ----------   ----------   ----------

             INCOME BEFORE INCOME TAX EXPENSE      173,167      320,825      356,430      638,625

INCOME TAX EXPENSE                                  69,184      118,153      133,967      237,447
                                                ----------   ----------   ----------   ----------

             NET INCOME                         $  103,983   $  202,672   $  222,463   $  401,178
                                                ==========   ==========   ==========   ==========

EARNINGS PER SHARE - BASIC                      $     0.20   $     0.31   $     0.43   $     0.61
EARNINGS PER SHARE - DILUTED                    $     0.19   $     0.30   $     0.41   $     0.59

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC        514,077      652,896      515,131      655,358
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED      546,907      676,884      547,961      679,346


See accompanying notes to unaudited consolidated financial statements.

                                      (4)

                                RSV BANCORP, INC

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                       Six Months Ended
                                                                           March 31,
                                                                      2005           2004
                                                                   -----------    -----------

OPERATING ACTIVITIES
Net income                                                         $   222,463        401,178
Adjustments to reconcile net income to
      net cash provided by operating activities
      Amortization of:
           Deferred loan origination fees                                2,115        (33,649)
           Premiums and discounts on investment securities              72,784        218,251
      Provision for loan losses                                         11,250          9,000
      Depreciation and amortization of premises and equipment           27,568         21,620
      Write down of real estate held for investment                     84,432             --
      Net gain on sales of securities available-for-sale              (224,235)       (87,373)
      Compensation expense - ESOP and RSP                              109,629         98,729
      (Increase) decrease in:
           Accrued interest receivable                                 145,507          3,721
           Prepaid expenses                                           (281,028)      (178,998)
      Increase (decrease) in:
           Accrued interest payable                                    (13,137)       (57,353)
           Other liabilities                                            91,405        (21,576)
                                                                   -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (46,245)       373,550
                                                                   -----------    -----------

INVESTING ACTIVITIES
      Purchase of interest-bearing deposits in other banks            (700,000)            --
      Proceeds from maturities of interest-bearing deposits
           in other banks                                              199,000        200,000
      Proceeds from maturities and calls of
           securities held-to-maturity                                 100,000        195,000
      Proceeds from principal repayments of
           mortgage-backed securities held-to-maturity                 419,301        794,969
      Proceeds from sales of securities available-for-sale             883,941      2,496,849
      Purchases of securities available-for-sale                    (7,193,865)    (5,371,742)
      Proceeds from sales of mortgage-backed securities
           available-for-sale                                               --      4,133,953
      Purchases of mortgage-backed securities available-for-sale            --    (10,382,870)
      Proceeds from maturities and calls of
           securities available-for-sale                             5,308,973      1,653,842
      Proceeds from principal repayments of
           mortgage-backed securities available-for-sale               892,690        733,177
      Net sales of FHLB stock                                          165,100         66,600
      Purchases of premises and equipment                              (20,596)      (179,756)
      Net loan originations and principal repayments on loans          173,310       (800,712)
                                                                   -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                               (2,266)    (6,460,690)
                                                                   -----------    -----------

                                      (5)

                                RSV BANCORP, INC

                                                                       Six Months Ended
                                                                           March 31,
                                                                      2005           2004
                                                                   -----------    -----------


FINANCING ACTIVITIES
      Net decrease in FHLB advances                                 (1,254,475)       (45,949)
      Net increase (decrease) in deposits                             (217,111)     4,439,844
      Dividends paid                                                   (85,209)       (71,345)
      Net increase in advances from borrowers
           for taxes and insurance                                     160,560        180,614
      Purchase of treasury stock                                    (2,270,440)      (467,970)
                                                                   -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                               (3,666,675)     4,035,194
                                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (3,190,068)    (2,051,946)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,929,002      3,349,969
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 1,738,934    $ 1,298,023
                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURES

Cash paid for:
      Interest on deposits, advances, and other borrowings         $   815,373    $   772,259
                                                                   ===========    ===========

      Income taxes                                                 $   186,360    $   367,350
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

The common stock of the Company began trading on the OTC Bulletin Board on April 8, 2002 under the symbol "RSVB." On July 1, 2004, the Company's trading symbol changed to "RSVI".

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2005 and 2004 was ($108,362) and $207,719, respectively. Total comprehensive income for the six months ended March 31, 2005 and 2004 was $20,573 and $427,267, respectively.


                                      (7)

NOTE D - ASSET QUALITY

At March 31, 2005 and September 30, 2004, the Company had total nonperforming loans (i.e., loans which are contractually past due 90 days or more) of approximately $2,088,261 and $75,000, respectively. Nonperforming loans were 5.53% of total net loans at March 31, 2005 and 0.21 at September 30, 2004. Total nonperforming loans as a percentage of total assets at March 31, 2005 was 2.83% and 0.10% at September 30, 2004.

NOTE E - EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Bank's Employee Stock Ownership Plan (ESOP) and unvested shares held by the Bank's Restricted Stock Plan (RSP), during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the effect of stock options, if dilutive, in accordance with SFAS 128. Stockholders of the Company ratified the adoption of the 2003 Stock Option Plan at a meeting of stockholders on April 8, 2003. The decrease in the total number of weighted average shares outstanding between the periods is due to the repurchase of 105,674 shares of the Company's common stock via a modified Dutch auction in October 2004. The computation of basic and diluted earnings per share is shown in the table below:

                                                         Three Months Ended         Six Months Ended
                                                             March 31,                 March 31,
                                                          2005       2004           2005        2004
                                                          ----       ----           ----        ----
Basic EPS computation:
Numerator-Net Income                                    $103,983   $202,672       $222,463    $401,178
                                                        ========   ========       ========    ========

Denominator-Weighted average number
 of shares outstanding                                   514,077    652,896        515,131     655,358
                                                        ========   ========       ========    ========
Basic EPS                                               $   0.20   $   0.31       $   0.43    $   0.61
                                                        ========   ========       ========    ========


Diluted EPS computation:
Numerator-Net Income                                    $103,983   $202,672       $222,463    $401,178
                                                        ========   ========       ========    ========

Denominator-Weighted average number
 of shares outstanding                                   514,077    652,896        515,131     655,358
Dilutive Stock Options                                    25,250     12,625         25,250      12,625
Dilutive Unvested RSP                                      7,580     11,363          7,580      11,363
                                                        --------   --------       --------    --------
Weighted average common shares and
  common stock equivalents                               546,907    676,884        547,961     679,346
                                                        ========   ========       ========    ========

Diluted EPS                                             $   0.19   $   0.30       $   0.41    $   0.59
                                                        ========   ========       ========    ========



                                      (8)

As part of the conversion  discussed in Note B, an Employee Stock Ownership Plan
(ESOP) was established for all employees who have completed one year of service and have attained the age of 21. The ESOP borrowed $590,000 from the Company and used the funds to purchase 59,000 shares of common stock of the Company issued in the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of 10 years. On March 31, 2005, the loan had an outstanding balance of $413,000 and an interest rate of 4.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of the loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits become fully vested at the end of five years of service under the terms of the ESOP Plan. Benefits may be payable upon retirement, death, disability, or separation from service. Since the Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expenses are recognized to the extent of the fair value of shares committed to be released.

For the six month period ended March 31, 2005, compensation from the ESOP of $29,499 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 2005, the ESOP had 19,175 allocated shares and 39,825 unallocated shares. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

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

The Company reserved 30,300 shares, acquired 15,150 shares, and granted a total of 15,150 shares of common stock, of which 3,787 shares became immediately vested under the plan with the remaining shares vesting over a three-year period beginning April 8, 2004. A total of 7,570 shares were vested as of March 31, 2005. The RSP shares purchased initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata, over the years during which the shares are payable and recorded as an addition to the stockholders' equity. Directors and officers who terminate their association with the Company shall forfeit the right to any shares, which were awarded but not vested.

Net compensation expense attributable to the RSP amounted to $42,458 for the six month period ended March 31, 2005.



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

The following table presents information related to the outstanding options:


                                        Officers'      Directors'
                                         Stock           Stock       Exercise
                                        Options         Options       Price
                                        -------         -------       -----

Outstanding, September 30, 2004          15,150         22,725        $17.00
     Granted                                 --             --          N/A
     Exercised                               --             --          N/A
     Forfeited                               --             --          N/A
                                       --------       --------
Outstanding, March 31, 2005              15,150         22,725        $17.00

There were 15,150 options outstanding for officers with an exercise price of $17.00 and a remaining contractual life of 8.00 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter. There were also 22,725 options outstanding for directors with an exercise price of $17.00 and a remaining contractual life of 8.00 years. The options vest 1/3 at the date of the grant and 1/3 annually thereafter.

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


                                      (10)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        2005        2004
                                                                      ---------   ---------

Net income, as reported                                               $ 103,983   $ 202,672
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                                  (1,326)     (1,326)
                                                                      ---------   ---------

Pro forma net income                                                  $ 102,657   $ 201,346
                                                                      =========   =========

Earnings per share:
     Basic-as reported                                                $    0.20   $    0.31
                                                                      =========   =========
     Basic-pro forma                                                  $    0.20   $    0.31
                                                                      =========   =========

     Diluted-as reported                                              $    0.19   $    0.30
                                                                      =========   =========
     Diluted-pro forma                                                $    0.19   $    0.30
                                                                      =========   =========


                                                                        SIX MONTHS ENDED
                                                                            MARCH 31,
                                                                        2005        2004
                                                                      ---------   ---------

Net income, as reported                                               $ 222,463   $ 401,178
Deduct:  total stock-based employee compensation expense
     determined under fair value based methods for all
     awards, net of related tax effects                                  (2,652)     (2,652)
                                                                      ---------   ---------

Pro forma net income                                                  $ 219,811   $ 398,526
                                                                      =========   =========

Earnings per share:
     Basic-as reported                                                $    0.43   $    0.61
                                                                      =========   =========
     Basic-pro forma                                                  $    0.43   $    0.61
                                                                      =========   =========

     Diluted-as reported                                              $    0.41   $    0.59
                                                                      =========   =========
     Diluted-pro forma                                                $    0.41   $    0.59
                                                                      =========   =========

For the purpose of computing the pro forma effects of stock option grants under the fair value accounting method, the fair value of the stock option grant was estimated on the date of the grant using the Black Scholes option pricing model.


                                      (11)

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.


















                                      (12)

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

Changes in Financial Condition

The Company's total assets of $73.7 million at March 31, 2005, are reflective of a decrease of $3.5 million or 4.5% as compared to $77.2 million at September 30, 2004. Stockholders' equity decreased by $2.3 million to $9.7 million at March 31, 2005, as compared to $12.0 million at September 30, 2004. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and mortgage-backed securities available-for-sale, partially offset by an increase in interest bearing deposits in other banks and securities available-for-sale. The decrease in stockholder's equity was primarily due to the repurchase of $2.3 million of the Company's common stock via a modified Dutch auction. The changes in the components of assets, liabilities and equity are discussed as follows.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits with original maturities of three months or less, totaled $1.7 million at March 31, 2005, a decrease of $3.2 million or 65.3% as compared to $4.9 million at September 30, 2004. This change was primarily due to a decrease in interest-bearing deposits maintained at the Federal Home Loan Bank.

Interest-bearing Deposits in Other Banks. Interest-bearing deposits in other banks totaled $1.5 million at March 31, 2005, an increase of $500,000 or 50.0% as compared to $1.0 million at September 30, 2004.

Investment Securities. Investment securities totaled $18.8 million at March 31, 2005, an increase of $800,000 or 4.4%, as compared to $18.0 million at September 30, 2004. This increase was primarily the result of the purchase of $6.0 million of Government agency bonds, $1.2 million of corporate bonds and mutual funds, offset by the proceeds from sales and calls of $6.0 million.


                                      (13)

Mortgage-backed Securities. Mortgage-backed securities totaled $12.0 million at March 31, 2005, a decrease of $1.4 million or 10.4%, as compared to $13.4 million at September 30, 2004. The decrease was primarily due to principal payments totaling $1.4 million.

Loans Receivable, net. Net loans receivable at March 31, 2005 totaled $37.8 million, a decrease of $200,000 or 0.5%, as compared to $38.0 million at September 30, 2004. The decrease was primarily due to net principal repayments.

Deposits. Total deposits, after interest credited, decreased $200,000 or 0.3% to $59.1 million at March 31, 2005, as compared to $59.3 million at September 30, 2004. The change was due to decreases in savings and NOW accounts, offset by increases in certificates of deposit.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances totaled $4.3 million at March 31, 2005 compared to $5.5 million at September 30, 2004.

Stockholders' Equity. Stockholders' equity totaled $9.7 million at March 31, 2005, as compared to $12.0 million at September 30, 2004. The decrease of $2.3 million or 19.2% was primarily due to the repurchase of $2.3 million in company stock and a $202,000 decrease in accumulated other comprehensive income, offset by increases in net income for the six month period ended March 31, 2005 of $222,000, and $72,000 from the release of ESOP and RSP shares.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net Income. Net income of $104,000 was recorded for the three months ended March 31, 2005, as compared to net income of $203,000 for the three months ended March 31, 2004. The $99,000 or 48.8% decrease in net income for the quarter ended March 31, 2005 was primarily the result of a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $99,000 or 16.8% for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004. The average balance of interest-earning assets increased $1.7 million or 2.4%, whereas the average rate earned thereon decreased 44 basis points. The average balance of interest-bearing liabilities increased by $4.6 million or 7.5 %, whereas the average rate paid thereon increased 8 basis points.

The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.38% for the three month period ended March 31, 2005 from 2.90% for the three month period ended March 31, 2004.

Interest Income. Interest income decreased $59,000 or 6.2% to $888,000 for the three month period ended March 31, 2005, as compared to $947,000 for the three month period ended March 31, 2004.

Interest on loans receivable decreased $52,000 or 8.6% for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004. This change was the result of a 94 basis point decrease in the average yield earned on these loans, offset by a $2.1 million increase in the average balance of loans receivable.

                                      (14)

Interest income on mortgage-backed securities decreased $40,000 or 37.4% for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004. This change was the result of a $266,000 increase in the average balance of mortgage-backed securities and a 137 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $31,000 or 14.8% for the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004. The increase was the result of a $2.4 million decrease in the average balance of investment securities and a 126 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets increased $2,800 or 14.8% for the three month period ended March 31, 2005, as compared to the three month period March 31, 2004. The increase was primarily due to a $1.7 million increase in the average balance of other interest-earning assets, partially offset by a 36 basis point decrease in the average yield earned thereon.

The average yield on interest-earning assets was 4.82% and 5.26% for the three month periods ended March 31, 2005 and 2004, respectively.

Interest Expense. Interest expense totaled $396,000 for the three months ended March 31, 2005, as compared to $356,000 for the three months ended March 31, 2004. The $40,000 or 11.2% increase was primarily due to a $4.6 million increase in the average balance of interest-bearing liabilities, and an 8 basis point increase in the average rate paid on interest-bearing liabilities.

Interest expense on deposits totaled $352,000 for the three months ended March 31, 2005, as compared to $312,000 for the three months ended March 31, 2004. The $40,000 or 12.8% increase was primarily due to a $7.0 million increase in the average balance of deposits while the average rate thereon was nearly unchanged.

Interest expense on FHLB advances totaled $44,000 for the three months ended March 31, 2005, unchanged from the three month period ended March 31, 2004.

Provision for Loan Losses. During the three month ended March 31, 2005 and 2004, the provision for loan losses was $5,625 and $4,500, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At March 31, 2005, the allowance for loan losses  totaled  $209,000 or 0.55% and
10.03 % of total loans and total non-performing loans, respectively, as compared to $190,000 or 0.53% and 177.6%, respectively, at March 31, 2004. Our non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $2,088,000 and $107,000 at March 31, 2005 and March 31, 2004,
respectively, which represented 5.53% and 0.30% of total net loans, respectively. Our ratio of non-performing loans to total assets was 2.83% and 0.14% at March 31, 2005 and March 31, 2004, respectively. The increase in non-performing loans at March 31, 2005 is primarily attributable to three delinquent construction loans, totaling $1,671,000. One loan, totaling $783,000 is scheduled to payoff in the next ninety days and two loans, totaling $888,000, are scheduled for foreclosure in June 2005. Management believes the company is adequately collateralized by the properties securing these loans and that the allowance for loan loss is adequate to absorb any loss incurred on these loans.


                                      (15)

Noninterest Income. During the three months ended March 31, 2005, noninterest income increased $117,000 or 128.8 %, as compared to the three months ended March 31, 2004, primarily due to gains on the sale of investments and increases in service charges and other fees.

Noninterest Expense. Total noninterest expense increased by $164,000 or 46.0% during the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004. The increase was primarily the result of a $23,000 increase attributable to the ESOP plan and $115,000 attributable to expenses related to write down and demolition of two buildings owned by the company. These buildings are adjacent to the bank and were purchased in 2002 and 2003. They have been razed in order to create additional parking and to provide for possible future expansion of the bank building. The company expects to incur additional expense of approximately $50,000 during the third quarter in order to complete the demolition project.

Income Tax Expense. The provision for income tax totaled $69,000 for the three months ended March 31, 2005, as compared to $118,000 for the three months March 31, 2004. The $49,000 or 41.5% decrease was due to decreased income. The company estimates its current year tax expense by applying the previous year tax rate to current year earnings.


Results of Operations for the Six Months Ended March 31, 2005 and 2004

Net Income. Net income of $222,000 was recorded for the six months ended March 31, 2005, as compared to net income of $401,000 for the six months ended March 31, 2004. The $179,000 or 44.6% decrease in net income for the six month period ended March 31, 2005 was primarily the result of a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $177,000 or 15.1% for the six month period ended March 31, 2005, as compared to the six month period ended March 31, 2004. The average balance of interest-earning assets increased $3.1 million or 4.3%, however, the average rate earned thereon decreased 46 basis points. The average balance of interest-bearing liabilities increased by $5.5 million or 9.2%, while the average rate paid thereon increased 7 basis points.

The net interest rate spread, which is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.36% for the six month period ended March 31, 2005 from 2.89% for the six month period ended March 31, 2004.

Interest Income. Interest income decreased approximately $100,000 or 5.3% to $1.8 million for the six month period ended March 31, 2005, as compared to $1.9 million for the six month period ended March 31, 2004.

Interest on loans receivable decreased $72,000 or 5.9% for the six month period ended March 31, 2005, as compared to the six month period ended March 31, 2004. This change was the result of a 76 basis point decrease in the average yield earned on these loans, offset by a $2.1 million increase in the average balance of loans receivable.

Interest income on mortgage-backed securities decreased $68,000 or 32.1% for the six month period ended March 31, 2005, as compared to the six month period ended March 31, 2004. This change


                                      (16)
was the result of a $777,000 increase in the average balance of mortgage-backed securities offset by a 129 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $43,000 or 10.1% for the six month period ended March 31, 2005, as compared to the six month period ended March 31, 2004. The increase was the result of a $1.9 million decrease in the average balance of investment securities offset by a 95 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets increased $7,000 or 16.9% for the six month period ended March 31, 2005, as compared to the six month period March 31, 2004. The increase was primarily due to a $2.1 million increase in the average balance of other interest-earning assets, partially offset by a 37 basis point decrease in the average yield earned thereon.

The average yield on interest-earning assets was 4.83% and 5.29% for the six month periods ended March 31, 2005 and 2004, respectively.

Interest Expense. Interest expense totaled $802,000 for the six months ended March 31, 2005, as compared to $715,000 for the six months ended March 31, 2004. The $87,000 or 12.2% increase was primarily due to a $5.5 million increase in the average balance of interest-bearing liabilities and a 7 basis point increase in the average rate paid on interest-bearing liabilities.

Interest expense on deposits totaled $717,000 for the six months ended March 31, 2005, as compared to $625,000 for the six months ended March 31, 2004. The $92,000 or 14.7% increase was primarily due to an $8.0 million increase in the average balance of deposits. The average rate paid on deposits was nearly unchanged.

Interest expense on FHLB advances decreased $4,000 for the six months ended March 31, 2005, as compared to the six month ended March 31, 2004. The decrease was due to a $2.5 million decrease in the average balance, offset by a 92 basis point increase in the average rate paid on FHLB advances during the six months ended March 31, 2005.

Provision for Loan Losses. During the six month ended March 31, 2005 and 2004, the provision for loan losses was $11,250 and $9,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Noninterest Income. During the six months ended March 31, 2005, noninterest income increased $138,000 or 92.4%, as compared to the six months ended March 31, 2004, primarily due to gains on the sale of investments and an increase in service charges and other fees.

Noninterest Expense. Total noninterest expense increased by $242,000 or 35.7% during the six month period ended March 31, 2005, as compared to the six month period ended March 31, 2004. The increase was attributable to a $62,000 increase in compensation and benefits, including $11,000 attributable to the ESOP plan and $127,000 attributable to expenses related to write down and demolition of two buildings owned by the company. Theses buildings are adjacent to the bank and were purchased in 2002 and 2003. They have been razed in order to create additional parking and to provide for possible future expansion of the bank building. The company expects to incur additional expense of approximately $50,000 during the third quarter in order to complete the demolition project.


                                      (17)

Income Tax Expense. The provision for income tax totaled $134,000 for the six months ended March 31, 2005, as compared to $237,000 for the six months March 31, 2004. The $103,000 or 43.5% decrease was due to decreased income. The Company estimates its current year tax expense by applying the previous year tax rate to current year earnings.

Liquidity and Capital Resources

The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on investment and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by general interest rates, economic conditions and competition. The Company maintained liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 2005, the Company had obligations to fund outstanding loan commitments of approximately $4.5 million, including construction loans in process and unused lines of credit, for which adequate resources were available to fund these loans. At March 31, 2005, approximately $12.0 million of the Bank's time deposits were scheduled to mature within the next 12 months. The Bank expects such deposits to be renewed at market rates. In addition to this source of continuing funding, the Bank has the ability to obtain advances from the FHLB of Pittsburgh.

At March 31, 2005, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further at March 31, 2005, management was not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

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





                                      (18)

Part II.  OTHER INFORMATION
-------

Item 1.  Legal Proceedings
         -----------------
              None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table provides information on repurchases by the Company of its common stock in each month for the three months ended March 31, 2005:

         -------------------------------------------------------------------------------------------------
                                                                     Total Number of   Maximum Number of
                                                                   Shares Purchased    Shares that may yet
                                                       Average            as            be Purchased
                                                        Price      Sart of Publicly         Under
                                    Total Number of    Paid per    Announced Plan of   the Plans or
         Month                     Shares Purchased    Shares          Program           Programs
         -------------------------------------------------------------------------------------------------
         January 1 - 31, 2005               -              -                 -            17,569
         -------------------------------------------------------------------------------------------------
         February 1 - 28, 2005          2,000         $19.06              2,000           15,569
         -------------------------------------------------------------------------------------------------
         March 1 - 31, 2005             6,750         $18.65              6,750            8,819
         -------------------------------------------------------------------------------------------------

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


                                     RSV BANCORP, INC.



Date:  May 13, 2005                  By /s/ Gerard R. Kunic
                                        ----------------------------------------
                                        Gerard R. Kunic
                                        President
                                        (Principal Executive Officer)



Date:  May 13, 2005                  By /s/ Robert B. Kastan
                                        ----------------------------------------
                                        Robert B. Kastan
                                        Treasurer/Controller
                                        (Principal Financial/Accounting Officer)

                                      (20)